Form 10-Q
period 2005-09-30
AVALON PHARMACEUTICALS INC
filed 2005-11-14
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to                    .
Commission file number 001-32629
AVALON PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2209310
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

20358 Seneca Meadows Parkway
Germantown, Maryland	20876
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (301) 556-9900
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2005, 8,405,542 shares of Avalon Pharmaceuticals, Inc. common stock, par value $.01 per share, were outstanding.

AVALON PHARMACEUTICALS, INC.

i

FORWARD-LOOKING STATEMENTS
     From time to time in this interim quarterly report we may make statements that reflect our current expectations regarding our future results of operations, economic annual performance, and financial condition, as well as other matters that may affect our business. In general, we try to identify these forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “estimate,” and similar expressions.
     All of these items involve significant risks and uncertainties. These and any of the other statements we make in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.
     We discuss some factors that could cause or contribute to such differences in the “Risk Factors” section of this quarterly report. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
AVALON PHARMACEUTICALS, INC.
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$620	$2,251
Short-term marketable securities	482	5,808
Accounts receivable	665	258
Interest receivable	48	161
Prepaid expenses	216	253
Deposits	102	102

Total current assets	2,133	8,833

Restricted cash and marketable securities	6,313	6,100
Property and equipment, net	11,401	13,398
Long-term marketable securities	—	150
Deposits	205	306
Deferred financing costs	2,088	505

Total assets	$22,140	$29,292

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,098	$379
Accrued expenses and other current liabilities	1,485	198
Deferred revenue	1,287	—
Current portion on long-term debt	2,419	2,711

Total current liabilities	8,289	3,288

Deferred rent	463	446
Deferred revenue, net of current portion	750	—
Long-term debt, net of current portion	8,883	10,920
Series B Purchase Stock Warrants	656	1,111
Series A redeemable convertible preferred stock, $0.01 par value; 6,000,000 shares authorized; 4,577,500 and 5,577,500 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	9,155	11,155
Series B redeemable convertible preferred stock, $0.01 par value; 23,000,000 shares authorized; 18,936,386 and 20,126,997 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	65,346	68,343
Stockholders’ deficit:
Common stock, $0.01 par value; 60,000,000 shares authorized; 404,202 and 128,691 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	4	1
Paid-in capital	6,203	9
Deferred stock compensation	(268)	—
Convertible notes	5,289	—
Other comprehensive income (loss)	3	(32)
Deficit accumulated during the development stage	(82,632)	(65,949)

Total stockholders’ deficit	(71,402)	(65,971)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$22,140	$29,292

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

					Period from
	Three Months Ended		Nine Months Ended		November 10, 1999
	September 30,		September 30,		(inception) to
	2005	2004	2005	2004	September 30, 2005
Revenues	$748	$375	$748	$1,125	$3,068

Costs and expenses:
Research and development	3,174	2,802	13,188	8,144	61,619
General and administrative	1,185	1,060	3,634	3,209	21,920

Total costs and expenses	4,359	3,862	16,822	11,353	83,539

Loss from operations	(3,611)	(3,487)	(16,074)	(10,228)	(80,471)

Other income (expense):
Interest income	58	47	220	218	3,064
Interest expense	(320)	(219)	(921)	(667)	(2,838)
Other	230	(4)	452	1	427

Total other income (expense):	(32)	(176)	(249)	(448)	653

Net loss	$(3,643)	$(3,663)	$(16,323)	$(10,676)	$(79,818)

Accretion of redeemable convertible preferred stock issuance costs	(370)	(218)	(1,111)	(655)	(5,702)

Net loss attributed to common stockholders	$(4,013)	$(3,881)	$(17,434)	$(11,331)	$(85,521)

Net loss attributed to common stockholders per common share — basic and diluted	$(25.58)	$(30.21)	$(125.89)	$(88.20)	$(669.57)

Weighted average number of common share — basic and diluted	156,872	128,488	138,490	128,471	127,725
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

			Period From
	Nine Months Ended		November 10, 1999
	September 30,		(inception) to
	2005	2004	September 30, 2005
Operating activities
Net loss	$(16,323)	$(10,676)	$(79,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,006	2,075	8,931
Amortization	254	—	964
Interest expense	263	319	339
Stock compensation	111	—	299
Issuance of preferred stock for services	—	—	2,000
(Gain) Loss on disposal of assets	—	(5)	86
Amortization of premium on investments	—	—	1,325
Changes in operating assets and liabilities:
Prepaid expenses	37	164	(216)
Accounts receivable and other assets	(191)	405	(578)
Accounts payable	2,206	192	2,619
Accrued liabilities	1,097	(103)	796
Deferred revenue	2,037	(364)	2,037
Deferred rent	17	31	463

Net cash used in operating activities	(8,486)	(7,961)	(60,753)

Investing activities
Proceeds from sale of marketable securities	5,289	22,033	97,082
Purchases of marketable securities	—	(15,492)	(105,170)
Purchases of property and equipment	(9)	(87)	(20,452)

Net cash provided by (used in) investing activities	5,280	6,456	(28,540)

Financing activities
Principal payments on line of credit	(1,127)	(1,054)	(5,808)
Proceeds from borrowings on line of credit	—	—	7,550
Proceeds from issuance of common stock	4	2	22
Proceeds from borrowings on notes payable	—	—	6,000
Proceeds (payments) from borrowings on bond payable	(1,200)	(1,200)	9,600
Deferred financing costs	(1,128)	(258)	(2,304)
Proceeds from issuance convertible bridge notes	5,026	—	5,026
Proceeds from issuance of preferred stock, net	—	—	69,827

Net cash provided by (used in) financing activities	1,575	(2,509)	89,913

Net increase (decrease) in cash and cash equivalents	(1,631)	(4,015)	620

Cash and cash equivalents at beginning of period	2,251	7,725	—

Cash and cash equivalents at end of period	$620	$3,710	$620

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
     The financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the related notes included in our Prospectus, dated September 29, 2005, filed pursuant to Rule 424(b) of the Securities Act of 1933, which relates to our Registration Statement on Form S-1 (Registration No. 333-124565).
     In the opinion of our management, any adjustments contained in the accompanying unaudited financial statements as of and for the three months and nine months ended September 30, 2005 and 2004 are of a normal recurring nature, necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for the full fiscal year.
1. Organization
     Avalon Pharmaceuticals, Inc. (Avalon, or the Company), was incorporated on November 10, 1999, under the laws of the state of Delaware. Avalon Pharmaceuticals, Inc. is a biopharmaceutical company focused on the discovery and development of small molecule therapeutics.
2. Initial Public Offering
     The Company’s Registration Statement on Form S-1 (Registration No. 333-124565) was declared effective by the Securities and Exchange Commission on September 28, 2005, registering the initial public offering of the Company’s common stock. On October 4, 2005 the Company closed the initial public offering of its common stock by selling 2,750,000 shares of its common stock at $10.50 per share. Gross proceeds from the offering were $28.9 million. Net proceeds from the offering were approximately $26.9 million after deducting underwriting discounts. After deduction of other initial public offering costs, the Company received net proceeds of $25.2 million. Upon the closing of the initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock converted into 4,747,188 shares of the Company’s common stock; the Company’s convertible notes converted into 504,152 shares of the Company’s common stock and warrants for convertible preferred stock were converted into warrants for 386,569 shares of the Company’s common stock.
3. Management’s Plan to Continue as a Going Concern
     The financial statements related to fiscal year 2004 and periods prior to September 30, 2005 have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company’s ability to continue as a going concern is dependent on its success at raising additional capital sufficient to meet its obligations on a timely basis, and to ultimately attain profitability. On October 4, 2005, the Company received proceeds of $25.2 million, net of underwriting discounts and other costs, upon the close of its initial public offering of common stock and, accordingly, management no longer believes the conditions giving rise to a going concern risk exist.

4. Summary of Significant Accounting Policies
Development-Stage Company
     The Company is a development-stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development-stage company because it devotes most of its efforts to raising capital, research, and development and has not generated significant recurring revenues.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market funds and commercial paper. The Company maintains cash balances with financial institutions in excess of insured limits. The Company does not anticipate any losses with such cash balances.
Marketable Securities
     Marketable securities consist primarily of corporate debt securities with various maturities. Management classifies the Company’s marketable securities as available-for-sale. Such securities are stated at market value, with the unrealized gains and losses included as accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.
     The cost of securities sold is calculated using the specific identification method. As of September 30, 2005 and December 31, 2004, the cost basis of marketable securities, including restricted marketable securities, was $6,971,499 and $12,089,650, respectively.
Revenue Recognition
     Corporate revenues may include receipt of non-refundable license fees, milestone payments and research and development payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized ratably over the annual performance period. Milestone payments are recognized as revenue in an amount commensurate with the level of effort expended when the milestones are achieved, contract partner acknowledges completion of the milestone, no further annual performance obligations exist as defined in the agreements, collection is reasonably assured and substantive effort was necessary to achieve the milestone.
Research and Development Costs
     The Company expenses its research and development costs as incurred.

Restricted Cash and Investments
     In accordance with the terms of a financing arrangement with the Maryland Industrial Development Financing Authority (MIDFA) and Manufacturers and Traders Trust Company (M&T Bank), in order to finance the build out of our corporate headquarters and research facility located in Germantown, Maryland, the Company established an investment account which is pledged as collateral for a letter of credit. The issuer of the letter of credit, M&T Bank, maintains the investment account. M&T Bank security interest in the account cannot exceed the minimum required cash collateral amount, which as of September 30, 2005, was defined as an adjusted market value of $6.3 million. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreases each April 1 as specified in the collateral agreement. The minimum cash collateral amount will increase 5% of the stated amount of the letter of credit if MIDFA reduces the amount of insurance on the letter of credit.
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the nine months ended September 30, 2005 and 2004, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive income (loss) of $3,261 and $(32,246), respectively.
Stock-Based Compensation
     The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the annual performance commitment date or the date the services required are completed.
     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Actual net loss attributable to common stockholders:
As reported	$(4,012,812)	$(3,881,617)	$(17,433,809)	$(11,331,565)
Add: Stock compensation included in reported net loss attributable to common stockholders	17,553	—	110,813	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(13,814)	(32,876)	(52,704)	(118,887)

Pro forma net loss attributable to common stockholders	$(4,009,073)	$(3,914,493)	$(17,375,700)	$(11,450,452)

Net loss attributable to common stockholders per common share:
Basic and diluted — as reported	$(25.58)	$(30.21)	$(125.89)	$(88.20)
Basic and diluted — pro forma	$(25.56)	$(30.47)	$(125.47)	$(89.13)
Weighted average number of common shares — basic and diluted	156,872	128,488	138,490	128,471

     The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in future years.
Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share
     Basic net loss attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Mandatorily redeemable convertible preferred stock, stock options, and warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share for the periods presented, as their effect is antidilutive.
Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
     Statement 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for Statement 123(R). Under the SEC’s new rule, the Company will be required to apply Statement 123(R) as of January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. Avalon expects to adopt Statement 123(R) on January 1, 2006.
     Statement 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt Statement 123 using the modified-prospective method.
     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in this Note 4 to the Company’s financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. This provision of Statement 123(R) will not have an immediate effect on the Company’s financial statements as the realization of tax benefits is not likely due to anticipated net operating losses for the foreseeable future.

5. Related Party Transactions
     The Company paid three members of the board of directors consulting fees totaling $95,850 and $93,590, for the nine months ended September 30, 2005 and 2004, respectively.
6. Common Stock
     In September and August 2005, the Company received commitments from certain existing investors under a line of credit facility to provide up to $6.5 million in subordinated debt financing to support operations. As an incentive for certain existing investors to participate in the facility, the Company amended its certificate of incorporation to convert shares of Series A preferred stock and Series B preferred stock held by investors offered the opportunity to participate in the line of credit, but that declined to participate, into shares of common stock. As a result, 1,000,000 shares of Series A preferred stock and 1,190,611 shares of Series B preferred stock held by six investors who did not participate in the line of credit converted into a total of 273,826 shares of common stock on September 22, 2005.
     Between January 1, 2005 and September 30, 2005, options were exercised to purchase 1,686 shares of common stock for aggregate consideration of $4,261.
7. Reverse Stock Split
     All common stock share and per share amounts have been retroactively adjusted to give effect to a 1-for-5 reverse stock split effected on August 15, 2005 and a subsequent 1-for-1.6 reverse stock split effected on August 30, 2005.
8. Collaborations
     In September 2005, the Company entered into a collaboration with Novartis Institutes for Biomedical Research, Inc. for the discovery of small molecule therapeutic compounds targeted against a pathway selected by Novartis. The Company will use its AvalonRx® drug discovery engine in a pilot study with Novartis to identify hits from compounds in Novartis’ chemical library. Novartis will be responsible for lead optimization, preclinical and clinical testing of any resulting product candidates, as well as all future development and sales and marketing activities. The agreement provides for an upfront technology fee access payment of $500,000 to the Company and Novartis will fund all research activities at the Company for the purpose of the collaboration. The Company will receive milestone payments from Novartis based on the achievement of the following milestones: (1) identification of a validated hit compound and (2) identification of a lead compound. Assuming the Company achieves these milestones, it will receive $1.0 million in milestone payments.
9. Income Taxes
     For the nine month period ended September 30, 2005, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

10. Debt
     In August 2005, the Company entered into a modification agreement with MIDFA and M&T Bank under its letter of credit agreement pursuant to which M&T Bank agreed to waive the Company’s compliance with all financial covenants contained in the Company’s letter of credit with the bank, guaranteeing the Company’s development bond financing obligations to MIDFA. The minimum tangible net worth, minimum restricted cash balance and minimum ratio of current assets to current liabilities financial covenants have been waived until April 1, 2006. In exchange for this waiver, the Company increased by $500,000 the cash collateral amount held as restricted cash under the letter of credit to approximately $6.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, as well as the audited financial statements and related notes for the fiscal year ended December 31, 2004 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Prospectus, dated September 29, 2005, filed pursuant to Rule 424(b) of the Securities Act of 1933, which relates to our Registration Statement on Form S-1 (Registration No. 333-124565).
Overview
     We are a biopharmaceutical company focused on the discovery and development of small molecule therapeutics. Our pipeline of drug candidates includes our lead candidate, AVN944. AVN944 is an oral delivery, small molecule drug candidate that was discovered by Vertex Pharmaceuticals Incorporated and that we licensed from Vertex in February 2005. AVN944 is currently in early stage clinical development for the treatment of hematological cancers. We seek to discover and develop novel therapeutics through the use of a comprehensive, innovative and proprietary suite of technologies based upon large-scale gene expression analysis, which we call AvalonRx.
     Since we commenced operations in January 2000, our operations have consisted primarily of developing AvalonRx, utilizing our technology to seek to discover and develop novel cancer therapeutics, and the in-license of AVN944. In that period, we have generated limited revenue from collaborative partners, and have had no revenue from product sales. Our operations have been funded principally through the offering of equity securities and debt financings.
     We have never been profitable and, as of September 30, 2005, we had an accumulated deficit of $82.6 million. We had net losses of $16.3 million for the nine months ended September 30, 2005. We had net losses of $13.7 million for the year ended December 31, 2004, and $79.8 million for the period from inception through September 30, 2005. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and begin to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.
Financial Operations Overview
Revenue
     We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.
     Collaboration Revenue. Since inception, we have generated revenue solely in connection with our collaborations, most of which has resulted from our collaborations with Sanofi-Aventis and MedImmune. The Sanofi-Aventis collaboration includes an upfront payment, research funding, and payments for the achievement of certain discovery and development related milestones. We have completed the research component of this collaboration. Over the next several years, we may receive milestone payments if our research collaboration programs reach a milestone for which a payment is due. Our collaboration with MedImmune also includes an upfront payment, research funding, and payments for the achievement of certain discovery and development related milestones. During the third quarter of 2005, we began to recognize revenue under our collaboration with MedImmune which was signed in June 2005.

Research and Development Expenses
     Research and development expenses consist of expenses incurred in connection with developing and advancing our drug discovery technology and identifying and developing our drug candidates. These expenses consist primarily of salaries and related expenses, the purchase of laboratory supplies, access to data sources, facility costs, costs for preclinical development and expenses related to our in-license of AVN944. We charge all research and development expenses to operations as incurred.
     We expect our research and development costs to be substantial and to increase as we advance AVN944 through clinical trials and move other drug candidates into preclinical testing and clinical trials. Based on the results of our preclinical studies, we expect to selectively advance some drug candidates into clinical trials. We anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential.
General and Administrative
     General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions. Other costs include legal costs of pursuing patent protection of our intellectual property, unallocated facility costs and professional fees for legal services. We anticipate increases in general and administrative expense relating to operating as a public company. These increases will likely include legal fees, accounting fees and directors’ and officers’ insurance premiums as well as fees for investor relations services.
Results of Operations
Three Months Ended September 30, 2005 and 2004
     Revenue. Total revenues increased to $748,000, for the three months ended September 30, 2005, compared to $375,000 for the three months ended September 30, 2004. All 2005 revenues are related to our collaboration agreement with MedImmune, Inc. and all 2004 revenues were related to our collaboration agreement with Sanofi-Aventis.
     We expect that collaborative research and development revenues will continue to be a significant source of our total revenue and have entered into an additional collaboration agreement, with Novartis Institutes for Biomedical Research, Inc., during the third quarter of 2005 that could be material to our business. No revenue was recognized under the Novartis agreement during the quarter.
     Research and Development. Research and development expenses increased by $372,000, or 13%, to $3,174,000 for the three months ended September 30, 2005 from $2,802,000 for the same period in 2004. The increase in research and development expenses was primarily attributable to the accrual of annual performance bonuses for research and development personnel. Given our financial position, no annual performance bonuses were paid during 2004 and prior to the completion of our initial public offering, no annual performance bonuses were accrued during 2005.
     Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.
     During the remainder of 2005, and thereafter, research and development expenses will increase substantially as we begin Phase I clinical studies for our AVN944 drug candidate.

     General and Administrative. General and administrative expenses increased by $125,000 or 12%, to $1,185,000 for the three months ended September 30, 2005 compared to $1,060,000 for the three months ended September 30, 2004. The increase was primarily attributable to the accrual of annual performance bonuses for general and administrative personnel. Given our financial position, no annual performance bonuses were paid during 2004 and prior to the completion of our initial public offering, no annual performance bonuses were accrued during 2005. This increase was offset, in part, by a decrease in travel and entertainment expenses and professional and consulting fees for the three months ended September 30, 2005.
     Interest Income. Interest income increased by $11,000 or 24%, to $58,000 for the three months ended September 30, 2005 compared to $47,000 for the three months ended September 30, 2004. The increase in interest income is a result of interest earned on proceeds from a $5 million bridge financing which was closed in the second quarter of 2005, and higher average interest rates offset, in part, by a lower average cash balance.
     Interest Expense. Interest expense increased by $101,000, or 46%, to $320,000 for the three months ended September 30, 2005 compared to $219,000 for the three months ended September 30, 2004. The increase in interest expense was primarily related to accrued interest on outstanding convertible notes and a higher average interest rate on our long term debt.
     Other Income. Other income was $230,000 during the three months ended September 30, 2005 compared to a loss of $4,000 in the prior year period. Other income during the period consisted of income from subletting part of our facility and the provision of shared services to our subtenants.
Nine Months Ended September 30, 2005 and 2004
     Revenue. Total revenues decreased $377,000 to $748,000, for the nine months ended September 30, 2005, compared to $1,125,000 for the nine months ended September 30, 2004. All 2005 revenues are related to our collaboration agreement with MedImmune, Inc. and all 2004 revenues were related to our collaboration agreement with Sanofi-Aventis. All 2005 revenues were earned during the third quarter of 2005.
     We expect that collaborative research and development revenues will continue to be a significant source of our total revenue and have entered into an additional collaboration agreement, with Novartis Institutes for Biomedical Research, Inc., during the third quarter of 2005 that could be material to our business. No revenue was recognized under the Novartis agreement during the quarter.
     Research and Development. Research and development expenses increased $5,044,000, or 62%, to $13,188,000 for the nine months ended September 30, 2005 from $8,144,000 for the same period in 2004. The increase in research and development expenses was driven primarily by a $5.0 million expense related to our licensing agreement with Vertex Pharmaceuticals.
     Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.
     During the remainder of 2005, and thereafter, research and development expense will increase substantially as we begin Phase I clinical studies for our AVN944 drug candidate.
     General and Administrative. General and administrative expenses increased by $425,000 or 13%, to $3,634,000 for the nine months ended September 30, 2005 compared to $3,209,000 for the nine months ended September 30, 2004. The increase was primarily attributable to the accrual of annual performance bonuses for general and administrative personnel, increases in outside accounting and professional fees, and an $83,000 charge to expense the fair value of stock options granted for consulting services to a non-

employee. These increases were offset, in part, by a decrease in travel and entertainment expenses for the nine months ended September 30, 2005.
     Interest Income. Interest income increased by $2,000, or 1%, to $220,000 for the nine months ended September 30, 2005 compared to $218,000 for the nine months ended September 30, 2004. The increase in interest income is a result of interest earned on proceeds from a $5 million bridge financing which was closed in the second quarter of 2005 and higher average interest rates offset, in part, by a lower average cash balance.
     Interest Expense. Interest expense increased by $258,000, or 39%, to $925,000 for the nine months ended September 30, 2005 compared to $667,000 for the nine months ended September 30, 2004. The increase in interest expense was primarily related to accrued interest on outstanding convertible notes and a higher average interest rate on our long term debt.
     Other Income. Other income was $452,000 during the nine months ended September 30, 2005 compared to $1,000 in the prior year period. Other income during the period consisted of income from subletting part of our facility and the provision of shared services to our subtenants.
Liquidity and Capital Resources
     Our primary cash requirements are to:
•	fund our research and development programs;

•	obtain regulatory approvals;

•	prosecute, defend and enforce any patent claims and other intellectual property rights;

•	fund general corporate overhead; and

•	support our debt service requirements and contractual obligations.
     Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.
     Since our inception in November 1999, we have funded our operations principally through the offering of equity securities, which have provided aggregate net cash proceeds of approximately $70.0 million. We have also generated funds from debt financing and from collaborative partners.
     In evaluating alternative sources of financing we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.
     As of September 30, 2005, we had cash, cash equivalents and marketable securities of approximately $7.4 million. Of this amount, $6.3 million is currently held in a restricted account to serve as collateral for our long-term debt. Our funds are currently invested in investment grade and United States government securities.
     On October 4, 2005, we closed the initial public offering of 2,750,000 shares of our common stock and raised total proceeds of $25.2 million, net of underwriting discounts and other costs.

     Sources and Uses of Cash
     Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2005 was $8.5 million, compared to $8.0 million for the same period in fiscal 2004. During the first nine months of fiscal year 2005, our net loss of $16.3 million was reduced by non-cash charges of $2.6 million, primarily associated with depreciation and amortization and reduction in our net operating assets and liabilities. Net operating assets and liabilities declined due to a $2.2 million increase in accounts payable, of which $2.0 million resulted from our in-licensing agreement with Vertex, and a $2.0 million increase in deferred revenue stemming from collaboration agreements with MedImmune and Novartis and by an increase of $1.3 million in accrued liabilities, primarily relating to year end performance bonuses.
     Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2005 was $5.3 million. Cash provided by investing activities was primarily a result of proceeds from the sale of marketable securities.
     Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2005 was $1.6 million. During the first nine months of 2005, $5.0 million was raised from issuance of common stock and convertible notes. This amount was offset by $2.3 million repayments on debt and $1.8 million of amortized deferred financing costs.
Credit Arrangements
     In September and August 2005, we received commitments from certain of our existing investors under a line of credit facility to provide up to $6.5 million in subordinated debt financing to us to support our operations. Advances would bear interest at 8% per annum and would mature on September 30, 2006, but could be repaid at an time without penalty. No draws were made under this facility and the line of credit was terminated on October 4, 2005, upon the closing of our initial public offering.
     As an incentive for certain of our existing investors to participate in the facility, we amended our certificate of incorporation prior to the closing of our initial public offering to convert shares of our Series A preferred stock and Series B preferred stock held by investors offered the opportunity to participate in our line of credit, but that declined to participate, into shares of our common stock. As a result, 1,000,000 shares of our Series A preferred stock and 1,190,611 shares of our Series B preferred stock held by six of our investors who did not participate in our line of credit were converted into a total of 273,826 shares of our common stock on September 22, 2005.
     In February 2005, the Company completed a financing with its current investors pursuant to which the Company issued $4.8 million of unsecured convertible notes. Under the original terms of the notes, the notes converted into equity upon the earliest to occur of the closing of certain qualified financing events (including an initial public offering) or at maturity in February 2006. In addition, the original terms of the notes provided that in the event of an initial public offering, the outstanding convertible notes automatically converted into a number of shares of common stock determined by dividing the outstanding principal amount of the convertible notes, plus interest accrued through the date of closing of the initial public offering, by the per share public offering price of the initial public offering. In all other circumstances, the outstanding principal amount of the convertible notes, plus interest accrued, converted into either shares of a newly created class of preferred stock or shares of the class of security being issued in a subsequent qualified financing based on the fair market value of the securities then being issued as determined in good faith by our board of directors. Pursuant to the February 2005 financing, investors also were entitled to receive warrants equal to 50% of the number of shares of new preferred stock or other securities issuable upon conversion of the convertible notes. No estimate of the fair value of our equity was made in connection with this transaction since the financing provided that any valuation determination was to be deferred until the time of conversion. All participants were current preferred stock investors in Avalon.

     In April 2005, we revised the terms of our convertible notes issued in February 2005 and issued an additional $0.2 million of convertible notes. Under the revised terms of the notes, all of the notes converted into equity upon the earliest to occur of an initial public offering, the sale of Avalon, or January 1, 2006. Upon the closing of an initial public offering prior to January 1, 2006, any outstanding convertible notes were to automatically convert into a number of shares of common stock determined by dividing the outstanding principal amount of the convertible notes, plus interest accrued through the date of closing of the initial public offering, by the per share public offering price of the initial public offering. In all other circumstances, the outstanding principal amount of the convertible notes, plus interest accrued, was to convert into shares of a new preferred security based on the fair market value of the new preferred as determined in good faith by our board of directors. Under the revised terms of the notes, the warrants were terminated. No estimate of the fair value of our equity was made in connection with this transaction since the financing provided that any valuation determination was to be deferred until the time of conversion. All additional participants were current preferred stock investors in Avalon.
     In April 2003, we entered into a series of agreements with the Maryland Industrial Development Financing Authority, or MIDFA, and Manufacturers and Traders Trust Company, or M&T Bank, in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs we incurred for improvements to our facility. We are required to repay the trust $1.2 million annually for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during the nine months ended September 30, 2005 and during 2004 was 3.19% and 1.63% respectively.
     In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. As of September 30, 2005, that amount is $9,757,808 consisting of $9.6 million of principal and $157,808 in interest, computed at 50 days at an assumed maximum rate of interest of 12% per annum. The letter of credit expires the earlier of April 8, 2008, or the date the bonds have been paid in full. In consideration of the letter of credit, we have granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash. In August 2005 we entered into a modification agreement with M&T Bank and MIDFA pursuant to which M&T Bank agreed to waive our compliance with the financial covenants contained in the letter of credit until April 2006 in exchange for increasing the amount of cash collateral held as restricted cash to $6.3 million.
     In June 2002, we entered into an equipment line of credit with General Electric Capital Corporation that provided for borrowings of up to $5.0 million. In 2003, the line of credit was increased to allow for an additional $2.0 million in borrowings. During 2002 and 2003 a total of $5.6 million was borrowed by us under the equipment line of credit. No draws were made during 2004 and the availability of the line of credit has elapsed. Each draw has been treated as a separate promissory note bearing interest between 7.09% to 8.68% over 36- to 48-month terms. The line of credit is secured by the applicable equipment, fixtures, and personal property financed by the line of credit. At September 30, 2005, $1.7 million in borrowings remained outstanding under this line of credit.
Operating Capital and Capital Expenditure Requirements
     We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents and marketable securities, together with cash flow generated from our collaborations, will be sufficient to fund our operations at least through the next twelve months. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize of any of our drug candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

     Our future funding requirements will depend on many factors, including but not limited to:
•	the size and complexity of our research and development programs;

•	the scope and results of our preclinical testing and clinical trials;

•	continued scientific progress in our research and development programs;

•	the time and expense involved in seeking regulatory approvals;

•	competing technological and market developments;

•	acquisition, licensing and protection of intellectual property rights; and

•	the cost of establishing manufacturing capabilities and conducting commercialization activities.
     Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates. At September 30, 2005, we had $9.6 million of obligations which were subject to variable rates of interest under our development bond financing with MIDFA. If market interest rates increased 1% from the rate at December 31, 2004, our annual interest expense would increase approximately $96,000, assuming that obligations subject to variable interest rates remained constant.
     In addition, the value of our portfolio of cash equivalents and investments is subject to market risk from changes in interest rates.
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents as of September 30, 2005 included liquid money market accounts. Our marketable securities as of September 30, 2005 included readily marketable debt securities. Due to the nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2005.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2005 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
     Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended on the Evaluation Date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
“Unregistered Sales of Equity Securities”
     As an incentive for certain existing investors to participate in a $6.5 million line of credit facility established by us with certain of our existing investors, we amended our certificate of incorporation to convert shares of our Series A preferred stock and Series B preferred stock held by investors offered the opportunity to participate in the line of credit, but that declined to participate, into shares of our common stock. As a result, 1,000,000 shares of our Series A preferred stock and 1,190,611 shares of our Series B preferred stock held by six investors who did not participate in the line of credit facility were automatically converted into a total of 273,826 shares of our common stock on September 22, 2005.
     Simultaneously with the closing of our initial public offering on October 4, 2005, the remaining 4,577,500 shares of our Series A preferred stock automatically converted into a total of 572,187 shares of our common stock, the remaining 18,936,386 shares of our Series B preferred stock automatically converted into a total of 4,174,999 shares of our common stock, warrants to purchase 1,603,101 shares of our Series B preferred stock automatically converted into warrants to purchase a total of 353,444 shares of our common stock and convertible notes in the principal amount of $5.0 million automatically converted into 504,152 shares of our common stock.
     No consideration was received by us in connection with the conversion of the Series A preferred stock, Series B preferred stock and convertible notes into our common stock or for the conversion of the Series B preferred stock warrants into warrants for our common stock. The common stock warrants issued upon conversion of the Series B preferred stock warrants have an exercise price of $28.24 per share and may be exercised at any time by the holder thereof prior to expiration of the warrants between 2010 and 2011.
     The shares of common stock issued upon the automatic conversion of our Series A preferred stock, Series B preferred stock and convertible notes, and the common stock warrants issued upon the automatic conversion of our Series B preferred stock warrants described above were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act of 1933 as the exchange of securities by Avalon exclusively with its existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
     Between July 1, 2005 and September 30, 2005, we granted options to purchase a total of 625 shares of common stock under our Amended and Restated 1999 Stock Option Plan to certain of our officers and employees. During the period above, options were exercised to purchase 584 shares of common stock for aggregate consideration of $934.
     The offers, sales and issuances of options described in the preceding paragraph were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule. The shares of common stock issued upon exercise of options described in the preceding paragraph were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.
Use of Proceeds
     On September 28, 2005, our Registration Statement on Form S-1 (333-124565) covering our initial public offering was declared effective by the Securities and Exchange Commission, and the offering commenced the same day. The securities registered were 2,750,000 shares of common stock, plus 412,500 additional shares to cover the underwriters’ over-allotment option. All shares were registered for our account. WR Hambrecht + Co, LLC acted as lead managing underwriter for the offering and Legg Mason Wood Walker, Incorporated and Susquehanna Financial Group, LLLP acted as co-managing underwriters for the offering.

     On October 4, 2005, we completed our initial public offering and the offering has terminated. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $33.2 million. We sold 2,750,000 shares of our common stock for an aggregate offering price of $28.9 million in the offering.
     Costs incurred in connection with the issuance and distribution of the securities registered were as follows:
•	Underwriting discounts and commissions — $2,021,250

•	Other expenses — $1,606,382

•	Total expenses — $3,627,632
     Other expenses and total expenses include estimates through completion. None of such payments were direct or indirect payments to directors or officers of Avalon or their associates or to persons owning 10% or more of any class of equity securities of Avalon or any of our affiliates. The net offering proceeds to us after deducting the total expenses described above totals approximately $25.2 million.
     As of September 30, 2005, we had not completed our initial public offering and, therefore, none of the proceeds of the offering had been used as of such date. However, we expect to use the net proceeds from the offering to fund:
•	clinical development of AVN944;

•	development of additional lead programs, including our Beta-catenin and Aurora kinase programs;

•	discovery of new drug candidates;

•	acquisition, licensing and protection of intellectual property rights; and

•	working capital, capital expenditures and other general corporate purposes.
     Pending the uses describe above, we have placed the net proceeds from the offering principally in money market funds as well as other interest-bearing, investment-grade securities.
Item 3. Defaults Upon Senior Securities
     In order to finance improvements to our corporate office and research facility, we entered into a loan agreement with MIDFA and a letter of credit agreement with M&T Bank that contain, among other terms, requirements to comply with certain affirmative covenants and require us to maintain or satisfy specified financial ratios and tests, including among other things, as of June 30, 2005, a $7.7 million minimum level of tangible net worth, a $5.8 million minimum restricted cash balance, and a minimum ratio of current assets to current liabilities of 1.5:1.
     In August 2005, in order to cure non-compliance with our minimum tangible net worth covenant and an event of default, we were required to obtain a waiver from M&T Bank under the letter of credit agreement. We entered into a modification agreement with M&T Bank and MIDFA pursuant to which M&T Bank agreed to waive our non-compliance with the minimum tangible net worth, minimum restricted cash balance and minimum ratio of current assets to current liabilities financial covenants contained in our letter of credit agreement with M&T Bank until April 1, 2006. In exchange for this waiver, we increased by $500,000 the cash collateral amount held as restricted cash under the letter of credit to approximately $6.3 million.
Item 4. Submission of Matters to a Vote of Security Holders
     By written consent dated August 4, 2005, our preferred and common stockholders: (i) approved and adopted an amendment to our Amended and Restated Certificate of Incorporation to effect a 1-for-5 reverse stock split of our common stock and to require that actions by written consent of stockholders be signed by holders of all of our outstanding stock following our initial public offering, (ii) approved and ratified the adoption of revised bylaws, and (iii) approved the adoption of the Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan. Each of the foregoing items was approved by holders of 1,038,346 shares of our common stock then outstanding, 5,577,500 shares of our Series A preferred stock then outstanding and 20,126,997 shares of our Series B preferred stock then outstanding. There were no votes cast against or withheld and no abstentions with respect to the foregoing items.
     By written consent dated August 19, 2005, our preferred and common stockholders approved and adopted an amendment to our Amended and Restated Certificate of Incorporation to effect a 1-for-1.6 reverse stock split of our common stock. The reverse stock split was approved by holders of 248,648 shares of our common stock then outstanding, 4,785,000 shares of our Series A preferred stock then outstanding and 18,274,385 shares of our Series B preferred stock then outstanding. There were no votes cast against or withheld and no abstentions with respect to the approval of the reverse stock split.

     By written consent dated September 16, 2005, our preferred and common stockholders approved the amendment and restatement of our Amended and Restated Certificate of Incorporation to provide for the conversion of shares of our Series A preferred stock and Series B preferred stock held by investors offered the opportunity to participate in our line of credit, but that declined to participate, into shares of our common stock. The amendment and restatement of our Amended and Restated Certificate of Incorporation was approved by holders of 3,750,000 shares of our Series A preferred stock then outstanding and 15,749,669 shares of our Series B preferred stock then outstanding. There were no votes cast against or withheld and no abstentions with respect to the approval of the amendment and restatement of our Amended and Restated Certificate of Incorporation.

Item 5. Other Information
“Conversion of Certain Securities”
     The information set forth above in Part II, Item 2 under the caption “Unregistered Sales of Equity Securities” is incorporated herein by reference.
Risk Factors
     Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth herein, as well as other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission (the “SEC” or the “Commission”). If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment.
Risks Related to Our Business
Because we have a limited operating history, there is a limited amount of information about us upon which you can evaluate our business and prospects.
     Our operations began in January 2000, and we have only a limited operating history upon which you can evaluate our business and prospects. In addition, as a development stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:
•	advance AVN944 through the development process;

•	demonstrate the advantages and reliability of our proprietary drug discovery and development technology, AvalonRx;

•	select and develop in-licensed drug candidates;

•	build and maintain a strong intellectual property portfolio;

•	develop and maintain successful strategic relationships; and

•	manage costs associated with our research and product development plans, conducting clinical trials, obtaining regulatory approvals and delivering pharmaceutical products to the market.
If we are unsuccessful in accomplishing these objectives, we may not be able to develop drug candidates, raise capital, expand our business or continue our operations.
We will need substantial additional funding, which may not be available to us on acceptable terms, or at all, and our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.
     We will continue to expend substantial resources for research and development, including costs associated with developing our technology and conducting preclinical testing and clinical trials. In addition, our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our independent registered public accounting firm’s report on our financial statements as of and for the fiscal year ended December 31, 2004, includes an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

     We will need to raise substantial additional capital to fund our operations, including to:
•	fund clinical trials and seek regulatory approvals;

•	pursue the development of additional product candidates;

•	maintain and expand our research and development activities;

•	access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of our intellectual property portfolio; and

•	hire additional personnel.
     Our future capital requirements will depend on a number of factors, including:
•	the size and complexity of research and development programs;

•	the scope and results of preclinical testing and clinical trials;

•	continued scientific progress in our research and development programs;

•	the time and expense involved in seeking regulatory approvals;

•	competing technological and market developments;

•	acquisition, licensing and protection of intellectual property rights; and

•	the cost of establishing manufacturing capabilities and conducting commercialization activities.
     Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs. In addition, we may have to partner one or more of our drug candidate programs at an earlier stage of development, which would lower the economic value of those programs to our company.
We have a history of losses, we expect to continue to incur losses for the foreseeable future, and we may never achieve or sustain profitability.
     We have experienced significant operating losses since our inception. We do not currently have any products that have been approved for marketing, and we continue to incur research and development and general and administrative expenses related to our operations. We had net losses of $13.7 million for the year ended December 31, 2004 and $16.3 million for the nine months ended September 30, 2005. As of September 30, 2005, we had a deficit accumulated in the development stage of $82.7 million. We expect our annual operating losses to continue over the next several years. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease. To date, we have derived all of our revenue in connection with collaborations. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. To become and remain profitable, we must succeed in developing and commercializing novel drugs with significant market potential. This will require us to succeed in a range of challenging activities that we have yet to initiate, including conducting clinical trials, obtaining regulatory approvals, entering into appropriate collaborations, and manufacturing, marketing and selling commercial products. We may never succeed in these activities, and may never generate revenues sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain it. If we fail to earn profits, or if we cannot sustain profitability, the market price of our common stock is likely to decline. In addition, we may be unable to raise capital, expand our business, diversify our product offerings or continue our operations.
We have no products approved for commercial sale and do not expect to have any products approved for commercial sale for the next several years; our lead drug candidate, AVN944, is at an early stage of development, and we may not successfully develop it or any other future drug candidate into a commercial product.
     The drug discovery and development process is highly uncertain, and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercial product. AVN944 is in the early stages of development, and we do not have any drugs approved for commercial sale. AVN944 may prove unsuccessful in clinical trials, may prove to be too costly to develop into a commercially viable product or may fail to receive regulatory approval for marketing. At any time, we may decide to discontinue the development of AVN944 or any other future drug candidate or not to commercialize a candidate.
The drug discovery methods we employ through AvalonRx are new and unproven and may not lead to the development of commercially viable drugs.
     The drug discovery methods we employ through AvalonRx that are based upon gene expression are new and, in several ways, unproven. For instance, our drug discovery technology profiles the effects of compounds on thousands of genes in a cell rather than an isolated target, a process that is novel and unproven in its usefulness to develop commercially viable drugs. There is limited scientific understanding generally relating to the regulation of gene expression and the role of genes in complex diseases, and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying compounds that show effects on the pathways that cells use to control the expression of genes associated with cancer, these discoveries may not lead to the development of drugs. Furthermore, the safety and efficacy of drugs that alter gene expression have not yet been established. For example, in 2003 and 2004 we pursued development of a compound we identified through AvalonRx that, while promising in numerous preclinical studies, had unacceptable toxicity levels in primates. Therefore, we cannot assure you that our research and development activities will result in any commercially viable drugs.
We may be unable to accelerate the drug discovery process.
     Although we believe that one of the advantages of AvalonRx is its ability to accelerate the drug discovery process, we have not yet identified a drug candidate using AvalonRx that has advanced beyond in vivo preclinical testing. Therefore, we cannot confirm that AvalonRx performs as reliably as conventional drug discovery methods. Our lead drug candidate, AVN944, was in-licensed from a third party and was not discovered or developed with AvalonRx. Until we succeed in discovering compounds that become approved drugs, we will not be certain that the efficiency that we believe is afforded by AvalonRx is commercially meaningful.
Preclinical and clinical testing are time consuming, expensive, and uncertain processes.
     Before the Food and Drug Administration (FDA) approves a drug candidate for marketing, it is tested for safety and efficacy in preclinical testing and human clinical trials. The preclinical phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an Investigational New Drug application, or IND, for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans in the United States. The clinical phase of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, dose and dose schedule of the product candidate in humans, as well as the ability to produce the substance in accordance with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage of the process. During the process, we expect to incur significant expenses to conduct trials and follow required regulatory processes.

     We do not know whether any future IND’s or protocols for any future clinical trials will be accepted by the FDA. We do not know if our clinical trials will begin or be completed on schedule or at all. Even if completed, we do not know if these trials will produce clinically meaningful results sufficient to support an application for marketing approval. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:
•	limited number of, and competition for, suitable patients with particular types of cancer for enrollment in clinical trials;

•	delays or failures in obtaining regulatory clearance to commence a clinical trial;

•	delays or failures in obtaining sufficient clinical materials;

•	delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites; and

•	delays or failures in obtaining Institutional Review Board, or IRB, approval to conduct a clinical trial at a prospective site.
     The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment; and

•	regulatory action by the FDA for failure to comply with regulatory requirements.
     Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, or by us. Any failure or significant delay in completing clinical trials for our drug candidates could harm our financial results and the commercial prospects for our drug candidates.
     If we achieve success at any stage of the clinical trial process, that success may not continue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Interim results of trials do not necessarily predict final results. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, a single partial response or even a small number of partial responses in cancer patients is not necessarily indicative of success in demonstrating efficacy in Phase II and Phase III clinical trials. Other reasons why candidates that appear promising in preclinical testing or clinical trials may fail to become marketed drugs include:

•	failing to demonstrate clinical effectiveness or having significantly lower efficacy than existing therapies;

•	producing harmful side effects;

•	denial of regulatory approvals by the FDA or other regulators;

•	failing to acquire, on reasonable terms, intellectual property rights necessary for commercialization; and

•	loss of market to competing drugs which are more effective or economical.
     Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated.
     In addition, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results and require us to alter the design of the clinical trial or terminate the clinical trial altogether. If we need to alter a clinical trial design or perform more or larger clinical trials than planned, our financial results will be harmed.
If we fail to enter into new strategic collaborations, we will not grow our revenue and our ability to exploit AvalonRx to discover drugs for diseases other than cancer will be limited.
     Our business strategy is based in part upon entering into strategic collaborations. To date, all of our revenue has been generated from strategic collaborations, and we continue to rely on our strategic collaborations with Aventis Pharmaceuticals, Inc. (now Sanofi-Aventis), MedImmune, Inc., Medarex, Inc. and Novartis Institutes for Biomedical Research, Inc. as a means of furthering our research initiatives. If we are unable to secure strategic collaborations in the future, our revenue will not grow and our business will be harmed. Strategic collaborations also provide us with insights into diseases other than cancer by exposing us to the expertise of collaboration partners which focus on these diseases. If we are unable to secure strategic collaborations which expand our disease expertise, we may harm our ability to broaden our drug discovery and development activities to diseases other than cancer.
We intend to rely on third parties to conduct clinical trials for our drug candidates and those third parties may not perform satisfactorily.
     We do not have the ability to independently conduct clinical trials for drug candidates, and we intend to rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. If third parties do not perform satisfactorily, meet expected deadlines, or comply with regulatory requirements, any clinical trials conducted for our drug candidates may be extended, delayed, terminated, or subject to rejection by the FDA. We may not be able to locate any necessary replacements or enter into favorable agreements with them, if at all.
We do not have any manufacturing capabilities for any of our drug candidates.
     We outsource all of our manufacturing to third parties, and we intend to rely on third parties to manufacture bulk compounds and finished investigational medicines for human clinical trials and for commercial quantities of any of our drug candidates. Consequently, in order to complete the commercialization process of any of our drug candidates, we must either: (1) acquire, build or expand our internal manufacturing capabilities to produce drug candidates in compliance with cGMP requirements; or (2) rely on third parties to manufacture these drug candidates in compliance with cGMPs. We cannot be sure that we will be able to accomplish either of these tasks. If we are not able to do so, it would impede our efforts to bring our drug candidates to market, which would adversely affect our business. Moreover, if we decide to manufacture one or more of our drug candidates ourselves (rather than engage a contract manufacturer), we would incur substantial start-up expenses and regulatory obligations and would need to expand our facilities and hire additional personnel. Additionally, the manufacture of drug candidates on a limited basis for investigational use in animal studies or human clinical trials does not guarantee that large-scale, commercial production is viable. Small changes in methods of manufacture can affect the safety, efficacy, controlled release or other characteristics of a product.

We have no sales, marketing or distribution experience.
     To develop internal sales, distribution and marketing capabilities, we would have to invest significant amounts of financial and management resources. For drugs where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of risks, including:
•	we may not be able to attract and build a significant marketing or sales force;

•	the cost of establishing, training, and providing regulatory oversight for a marketing or sales force may not be justifiable in light of the revenues generated by any particular product;

•	our direct sales and marketing efforts may not be successful; and

•	there are significant legal and regulatory risks in drug marketing and sales that we have never faced, and any failure to comply with all legal and regulatory requirements for sales, marketing, and distribution could result in enforcement action by the FDA or other authorities that could jeopardize our ability to market the product or could subject us to substantial liability.
     Alternatively, we may rely on third parties to launch and market our drug candidates, if approved. We may have limited or no control over the sales, marketing and distribution activities of these third parties and our future revenue may depend on the success of these third parties. Additionally, if these third parties fail to comply with all applicable regulatory requirements, the FDA could take enforcement action that could jeopardize our ability to market the drug candidate.
Our chemical library may be insufficient to meet our needs.
     We currently have approximately 85,000 individual compounds and 10,000 chemical extracts available for screening in our AvalonRx drug discovery platform. This may not be a sufficient number of compounds to isolate rare hits against key drug targets or there may be an insufficient number with appropriate drug-like properties.
We face intense competition in the development and commercialization of our drug candidates.
     Our business will be harmed if our competitors develop and market drugs that are more effective, have fewer side effects or are less expensive than our drug candidates. With respect to our drug discovery programs, other companies have drug candidates in clinical trials to treat types of cancer for which we are seeking to discover and develop drug candidates. These competing potential drugs are further advanced in development than are any of our potential drug candidates and may result in effective, commercially successful drugs. Even if we are successful in developing effective drugs, our products may not receive marketing approval or, if they do, may not be approved for a disease or with labeling that allows the products to compete effectively with these products or other successful products. Our competitors may succeed in developing and marketing drugs either that are more effective than those that we may develop or that are marketed before any drugs we develop are marketed.
     In the area of small molecule anticancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development efforts in small molecule approaches to cancer treatment, such as Amgen, Inc., Ariad Pharmaceuticals, Inc., ArQule, Inc., Array Biopharma, Inc., Millennium Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Oxigene, Inc., and Telik, Inc. In addition, large pharmaceutical companies with significant research capabilities are or may be pursuing similar approaches. For example, Merck & Co., Inc., through its acquisition of Rosetta Pharmaceuticals, Inc. in 2001, gained the ability to develop small molecule cancer drugs using gene expression analysis technologies.

     With respect to IMPDH inhibitors, we are aware of one company, Pharmasset, Inc., that is currently developing IMPDH inhibitors for use as potential cancer therapeutics. We are also aware of other companies that are developing IMPDH inhibitors as potential therapeutics for diseases other than cancer. Additionally, our license from Vertex is limited to the compound AVN944 and does not prevent Vertex from developing or licensing to third parties the right to develop other IMPDH inhibitors, including compounds similar to AVN944 that could compete directly with it.
     Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do. In addition, these organizations also compete with us to:
•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license technology that is competitive with our technology.
We may not be able to recruit and retain the experienced scientists and managers we need to compete in the drug research and development industry.
     We had 43 full-time employees as of September 30, 2005, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and managers. We compete with pharmaceutical and biotechnology companies, contract research companies, government agencies and academic and research institutions to recruit scientists. We may not be successful in attracting new scientists or managers or in retaining or motivating our existing personnel, and in particular, we have had past difficulty identifying and recruiting a chief medical officer.
     Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Dr. Kenneth C. Carter, our President and Chief Executive Officer, Dr. Paul E. Young, Vice President of Research, and Dr. David K. Bol, Vice President of Pharmaceutical Development. Although we have employment and incentive compensation agreements with all of the above personnel providing them with various economic incentives to remain employed with us, these incentives may not be sufficient to retain these key personnel. Additionally, although we maintain key man life insurance policies on our Chief Executive Officer and Chief Financial Officer in the amounts of $3 million and $1 million, respectively, such policies provide no assurance that we would not suffer material harm to our business, financial condition or results of operations in the event of the death or disability of either of these senior executive officers during their tenure with us. If we cannot attract and retain qualified scientists and managers, we will not be able to continue to provide or expand our drug discovery efforts.
We may face liability claims related to the use or misuse of our drug candidates in clinical trials. If our insurance coverage is not sufficient, a product liability claim against us could adversely affect our business.
     The administration of our drug candidates to humans in clinical trials may expose us to liability claims. Such liability claims may be expensive to defend and may result in large judgments against us. We intend to obtain liability coverage for any future clinical trials. However, we cannot be certain that the insurance policies we intend to obtain will be sufficient to cover all claims that may be made against us.

We intend to increase our coverage limits as we progress into late-stage clinical trials. Liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms.
     Generally, our clinical trials will be conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and, during the course of treatment, these patients could suffer adverse medical effects or die for reasons that may or may not be related to our drug candidates. Any of these events could result in a claim of liability. Any such claims against us, regardless of their merit, could result in significant awards against us that could materially harm our business, financial condition and results of operations.
If we are not able to successfully manage our growth, our business could be materially harmed.
     If we are successful in our plans, we expect rapid and significant growth in all areas of our operations as we develop our drug candidates. If our lead drug candidate, AVN944, and our other drug candidates enter and advance through the clinical trial process, we will need to rapidly expand our research, development, regulatory, manufacturing and marketing capabilities or contract with others to provide these functions for us. As our operations expand, we will need to hire additional personnel and add corporate functions we currently do not have. In addition, we will need to manage relationships with various manufacturers, collaborators, suppliers, contract research and other organizations. Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement such improvements to our management information and internal control systems in an efficient and timely manner and may discover deficiencies in existing systems and controls. Our failure to accomplish any of these tasks could materially harm our business.
Our operating results may vary significantly from period to period, which may result in a decrease in the price of our common stock.
     Our future revenues and operating results may vary significantly from period to period due to a number of factors, many of which are outside of our control. These factors include:
•	the introduction of new anticancer drugs by us or our competitors;

•	costs and expenses associated with delays in or changes to preclinical testing and clinical trials;

•	the timing of regulatory approvals;

•	sales and marketing expenses; and

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and facilities.
     It is possible that in some future periods our operating results may be below the expectations of analysts and investors. If this happens, the price of our common stock may decrease.
Our agreements with the Maryland Industrial Development Financing Authority, or MIDFA, and Manufacturers and Traders Trust Company, or M&T Bank, for the financing of our corporate office and research facility contain restrictions on our operations that could inhibit our ability to grow our business and generate revenues, and any default under these agreements could materially harm our business.

     In order to finance improvements to our corporate office and research facility, we have entered into a loan agreement with MIDFA and a letter of credit agreement with M&T Bank that contain, among other terms, extensive restrictions on our operations, requires us to comply with certain affirmative covenants and requires us to maintain or satisfy specified financial ratios and tests, including among other things, as of September 30, 2005, a $7.7 million minimum level of tangible net worth, a $6.3 million minimum restricted cash balance, and a minimum ratio of current assets to current liabilities of 1.5:1. Any breach or failure to comply with these restrictions, covenants, financial tests or financial ratios could result in an event of default under these agreements. These agreements are secured by improvements to our corporate office and research facility, certain financed equipment and a collateral account which, as of September 30, 2005, had an adjusted market value of $6.4 million. Upon an event of default, MIDFA and M&T Bank have the right to declare all amounts outstanding under these credit agreements to be immediately due and payable and may enforce their rights by foreclosing on collateral pledged under these agreements. In addition, upon an event of default MIDFA and M&T Bank could restrict our ability to make additional borrowings under these agreements. Any decision by MIDFA or M&T Bank to enforce any one or more of the foregoing remedies upon an event of default could materially harm our business. In August 2005, in order to cure non-compliance with our minimum tangible net worth covenant and an event of default, we were required to obtain a waiver from M&T Bank under the letter of credit agreement. There is no assurance that we will be able to obtain waivers of future failures to comply with one or more covenants in the loan facilities.
     The loan agreement and letter of credit agreement also restrict our ability, without MIDFA’s and M&T Bank’s consent, to, among other things:
•	declare dividends or make other distributions on existing stock or create new classes of stock;

•	change the nature of our business;

•	incur additional debt;

•	incur mortgages and pledges upon property owned or acquired;

•	sell our assets;

•	engage in mergers or consolidations, or acquire ownership interests of, or all or substantially all of the assets of, another entity;

•	make loans; and

•	guarantee indebtedness of any person or entity.
     These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to grow our business and generate revenues.
Risks Related to Our Intellectual Property
If we are unable to obtain and enforce patent protection for our drug candidates, our business could be materially harmed.
     We have a number of pending patent applications covering our gene expression technology and select novel compounds. We intend to file United States and foreign patent applications for our new inventions, as well as on improvements we make to our existing proprietary technologies that are important to the development of our business. However, we may not file patent applications in all countries in which we could seek patent protection. We cannot assure you that any patents that may be issued or that may be licensed to us will be enforceable or valid or will not expire prior to the commercialization of our drug candidates, allowing others to more effectively compete with us. Therefore, any patents that we may own in the future or license may not adequately protect our drug candidates or any drugs we market in the future. If we are not able to protect our patent positions, our business could be materially harmed.

     Issued patents may be challenged, invalidated or circumvented. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Therefore, the enforceability or scope of our future patents in the United States or in foreign countries cannot be predicted with certainty, and, as a result, any patents that we may potentially own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection for our pending patent applications, those we may file in the future, or those we may license from third parties.
     Except for patent rights to the composition of matter for AVN944 that we licensed from Vertex, our pending patent applications and granted patent do not cover compounds that we are actively pursuing in our drug development programs. The U.S. patent and foreign patents under which we have licensed rights from Vertex to AVN944 expire beginning on March 20, 2020.
Third parties may challenge the validity of our potential patents or other intellectual property rights and could deprive us of valuable rights. If we infringe patents or other proprietary rights of third parties, we could incur substantial liability.
     If a third party legally challenges our future patents or other intellectual property rights that we own or license, we could lose certain of these rights. For example, third parties may challenge the validity of our patent applications and any future issued U.S. or foreign patents through reexaminations, oppositions or other legal proceedings. If successful, a challenge to our intellectual property rights could deprive us of competitive advantages and permit our competitors to use our technology to develop similar drug candidates. Failure to protect our future patents and other proprietary rights may materially harm our business, financial condition and results of operations.
     Other entities may have or obtain patents or proprietary rights that could limit our ability to manufacture, use, sell, offer for sale or import products or impair our competitive position. We use chip-based microarray technology extensively in our drug discovery activities. We do not have any patents on, or patent licenses to, the chips we use. Several other companies have extensive intellectual property rights, including patents, in the microarray chip area, and it is possible that one or more of the chips we would use could infringe the intellectual property rights of others. If that were the case, we may incur additional costs to purchase or license this technology for the chips we intend to use. If such purchase or license is required, such technology may not be available on commercially reasonable terms, or at all. In addition, to the extent that a third party develops new technology that covers our products or processes, we may be required to obtain licenses to that technology, which licenses may not be available on commercially reasonable terms, or at all.
     Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing drug candidates using our technology. Moreover, our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations.
     In addition, legal or administrative proceedings may be necessary to defend against claims of infringement or to enforce our intellectual property rights. If we become involved in any such proceeding, irrespective of the outcome, we may incur substantial costs, and the efforts of our technical and management personnel may be diverted, which could materially harm our business.
Our drug discovery technology is not patented, and the value of our technology and drug candidates could be adversely affected if we are unable to protect the confidentiality of our proprietary information and know-how.

     Our AvalonRx drug discovery technology is not patented. Instead, we rely primarily on trade secrets to protect it. Trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our, or our collaboration partners’, employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how related to AvalonRx, we would not be able to assert or prevent them from doing so and our business could be harmed.
     To maintain the confidentiality of trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants and collaborators upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.
     Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations.
We license patent rights from a third party, Vertex Pharmaceuticals Incorporated. If Vertex does not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.
     Our license with Vertex gives us rights to third party intellectual property that is necessary or useful for our business. We may also enter into additional licenses to third party intellectual property in the future. At the time we entered into our license with Vertex we did not obtain a formal legal opinion from patent counsel as to the validity of, or freedom to operate under, the patents covered by the license, but relied on our own due diligence, which we believe to be a standard practice in licenses of this kind. Our success will depend in part on the ability and willingness of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications for the intellectual property we have licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.
Risks Related to Regulatory Matters
Because we must obtain regulatory approval to market our drug candidates in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize our drug candidates.
     The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether regulatory clearance will be obtained for any drug candidate we develop. A pharmaceutical product cannot be marketed in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product, the safety and efficacy data generated from clinical trials, and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

     Before commencing clinical trials in humans in the United States, we must submit an IND to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans in the United States. Clinical trials are subject to oversight by IRBs and the FDA and:
•	must be conducted in conformance with the FDA’s good clinical practices and other applicable regulations;

•	must meet requirements for IRB oversight;

•	must meet requirements for informed consent;

•	are subject to continuing FDA oversight;

•	may require large numbers of test subjects; and

•	may be suspended by us or the FDA at any time, particularly if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.
     Before receiving FDA clearance to market a drug, we must demonstrate the safety, tolerability, efficacy, and dosage of the drug in the patient population intended to be treated, as well as the ability to produce the drug in accordance with cGMP requirements. Delays, refusal by the FDA to accept an application or rejections of regulatory approval may be encountered for a number of reasons: additional government regulation from future legislation, administrative action or changes in FDA policy during the period of drug development, incomplete or inconclusive clinical trials, differing interpretations of the clinical data, or an FDA review process that results in a request for additional data or limitations on product labeling. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our potential products or us.
     Outside the United States, our ability to market a drug candidate is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.
Even if our drug candidates obtain regulatory approval, we will be subject to ongoing government regulation.
     Even if our drug candidates obtain regulatory approval, our products will be subject to continuing regulation by the FDA, including record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with drug sampling and distribution requirements. In addition, updated safety and efficacy information must be maintained and provided to the FDA. We or our collaborative partners must comply with requirements concerning advertising and promotional labeling, including the prohibition against promoting any non-FDA approved or “off-label” indications of products. Failure to comply with these requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials, and substantial fines.
     Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug and biologics manufacturers and their subcontractors are required to register their facilities and products manufactured annually with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP regulations. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance. Future FDA inspections may identify compliance issues at our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.

     In addition, following FDA approval of a product, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer, or holder of an approved marketing application, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay or prevent further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional clinical studies, known as Phase IV trials, to evaluate long-term effects.
     Compliance with post-marketing regulation may be time-consuming and costly and could delay or prevent us from generating revenue from the commercialization of our drug candidates.
We have only limited experience in regulatory affairs which may affect our ability or the time we require to obtain necessary regulatory approvals.
     We have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. This lack of experience may impede our ability to obtain timely regulatory approval, if we receive such approval at all. We will not be able to commercialize AVN944, or any of our drug candidates, until we obtain FDA approval in the United States or approval by comparable authorities in other countries.
Third parties engaged to produce our drug candidates for clinical use may fail to comply with regulatory requirements, which could delay clinical trials.
     We intend to rely on third parties to produce drug candidates for clinical use. All facilities and manufacturing processes used by third parties to produce our drug candidates for clinical use in the United States must conform with cGMPs. These facilities and practices are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. Their failure to comply with applicable regulations could extend, delay, or cause the termination of clinical trials conducted for our drug candidates.
AVN944’s clinical trial was conducted under prior law that did not require regulatory oversight.
     The Phase I trial of AVN944 was completed in the United Kingdom in 2002, prior to the enactment of the “Medicines for Human Use (Clinical Trials) Regulations 2004,” which took effect on May 1, 2004. The Medicines for Human Use Regulations require that clinical trials be pre-approved by regulators. The purpose of this regulatory pre-approval is to provide disinterested oversight of the design and conduct of clinical trials. Because the Phase I trial of AVN944 was not subject to this oversight, we cannot be certain that regulatory authorities would approve of its design or conduct.
Healthcare reform and cost control initiatives by third-party payors could reduce the prices that can be charged for drugs, which could limit the commercial success of our drug candidates.
     The commercial success of our drug candidates will depend significantly on the availability of reimbursement to the patient from third party payors, such as the government and private insurance plans. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, signed into law in 2003, adds prescription drug coverage to Medicare beginning in 2006 and added a voluntary drug discount card for Medicare beneficiaries. Other governmental and private payer initiatives, however, may limit reimbursement for drugs. Capitated payment systems and other cost containment systems are now widely used by public and private payers and have caused hospitals and health maintenance organizations to be more cost-conscious in their treatment decisions, including decisions regarding the medicines to be made available to their patients. Future legislation may limit the prices that can be charged for drugs we develop and may limit our commercial opportunity and reduce any associated revenue and profits. For example, Congressional action regarding drug reimportation into the United States may affect the pricing of drugs. The Medicare Prescription Drug Plan legislation, which became law in December 2003, requires the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States. The Secretary retains the discretion not to implement a drug reimportation plan if he finds that the benefits do not outweigh the costs. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, they could decrease the price we receive for any products that we may develop, negatively affecting our anticipated revenues and prospects for profitability.
     In some countries other than the United States, pricing and profitability of prescription pharmaceuticals and biopharmaceuticals are subject to government control. Also, we expect managed care will continue to put pressure on the pricing of pharmaceutical and biopharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators receive for any of our future products, which could adversely affect our profitability. These initiatives may also have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to in-licensing drug candidates and the research and development of new drugs, which could reduce our resulting revenue.
We or our future collaborators may not obtain favorable reimbursement rates for our drug candidates.
     Third party payors, such as government and private insurance plans, frequently require companies to provide predetermined discounts from list prices and are increasingly challenging the prices charged for pharmaceuticals and other medical products. For example, federal laws require drug manufacturers to pay specified rebates for medicines reimbursed by Medicaid, to provide discounts for outpatient medicines purchased by certain public health service entities and “disproportionate share” hospitals, and to provide minimum discounts off of a defined “non-federal average manufacturer price” for purchases by certain components of the federal government such as the Department of Veterans Affairs and the Department of Defense. Our drug candidates may not be considered cost-effective, and reimbursement to the patient may not be available or be sufficient to allow the sale of our drug candidates on a competitive basis. We or our future collaborators may not be able to negotiate favorable reimbursement rates for our drug candidates. If we or our future collaborators fail to obtain an adequate level of reimbursement for our drug candidates by third-party payors, sales of our products would be adversely affected or there may be no commercially viable market for the products.
Our operations involve hazardous materials and medical waste and are subject to environmental, health and safety controls and regulations. Any claim relating to our improper handing, storage or disposal of biological and hazardous materials could be time-consuming and costly, and may exceed our resources.
     We are subject to environmental, health and safety laws and regulations, including those governing the use of biological and hazardous materials as well as medical waste. The cost of compliance with environmental, health and safety regulations is substantial. Our business activities involve the controlled use of hazardous materials, and we cannot eliminate the risk of accidental contamination or injury from these materials. While we believe that we are currently in compliance with all material rules and regulations governing the use of hazardous materials and, to date, we have not had any adverse experiences, in the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially harm our business, financial condition and results of operations.
Our business involves animal testing and changes in laws, regulations or accepted clinical procedures or social pressures could restrict our use of animals in testing and adversely affect our research and development efforts.
     Many of the research and development efforts we sponsor involve the use of laboratory animals. Changes in laws, regulations or accepted clinical procedures may adversely affect these research and development efforts. Social pressures that would restrict the use of animals in testing or actions against us or our partners by groups or individuals opposed to testing using animals could also adversely affect these research and development efforts.

     In addition, preclinical animal studies conducted by us or third parties on our behalf may be subject to the United States Department of Agriculture regulations for certain animal species. Failure to comply with applicable regulations could extend or delay clinical trials conducted for our drug candidates.
Risks Related to Common Stock
The large number of shares of common stock eligible for future sale could depress our stock price.
     As of September 30, 2005, options to purchase 561,749 shares of common stock at a weighted-average exercise price of $3.06 per share were outstanding, and warrants to purchase 386,569 shares of common stock at a weighted-average exercise price of $16.97 per share were outstanding. Our stock price could be depressed significantly if the holders of these options and warrants decide to exercise these options and warrants and sell the common stock issued thereby or are perceived by the market as intending to sell them. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Our stock price may fluctuate, which may cause your investment in our stock to suffer a decline in value.
     Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts, regulatory developments, clinical trial results, the addition or departure of our key personnel, the commencement or termination of collaborations with third parties, and variations in our quarterly operating results.
     In addition, the market price of our common stock may fluctuate significantly in response to factors that are beyond our control, including public announcements by other biopharmaceutical companies regarding their business, financial condition or results of operations. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating annual performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of your investment.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. If there are substantial sales of our common stock, the price of our common stock could decline.
     The price of our common stock could decline if there are substantial sales of our common stock and if there is a large number of shares of our common stock available for sale. As of September 30, 2005 a total of 5,654,958 shares of our common stock, or 67% of our outstanding shares as of September 30, 2005, are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future. In addition, the holders of an aggregate of 5,021,014 shares of our common stock as of September 30, 2005 and the holder of a warrant for 340,368 shares of our common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. As of September 30, 2005, the holders of warrants to purchase an aggregate of 33,125 shares of our common stock also are entitled to include such shares in registration statements that we may file in the future.
     Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Insiders have substantial control over Avalon and could delay or prevent a change in corporate control.
     As of September 30, 2005, our directors, executive officers and principal stockholders, together with their affiliates, beneficially owned, in the aggregate, 6,484,393 shares or approximately 77% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.
Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:
•	the requirement that actions by our stockholders by written consent be unanimous;

•	the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	advance notice requirements for nominations to our board of directors and for proposing matters that can be acted upon at stockholder meetings.
     Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders.

Item 6. Exhibits

Exhibit No.	Description
10.1	Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (file no. 333-124565))

10.2*	Pilot Study Agreement, dated September 9, 2005, between the registrant and Novartis Institutes for Biomedical Research, Inc. (incorporated by reference to Exhibit 10.46 to Avalon’s Registration Statement on Form S-1 (file no. 333-124565))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Confidential treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON PHARMACEUTICALS, INC.

Date: November 14, 2005	By:	/s/ Kenneth C. Carter

Kenneth C. Carter, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2005	By:	/s/ Gary Lessing

Gary Lessing
Chief Executive Officer
(Principal Financial Officer)

Date: November 14, 2005	By:	/s/ Glen Farmer

Glen Farmer
Controller
(Principal Accounting Officer)