Form 10-Q
period 2006-03-31
AVALON PHARMACEUTICALS INC
filed 2006-05-15
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2006, 10,098,825 shares of Avalon Pharmaceuticals, Inc. common stock, par value $.01 per share, were outstanding.

AVALON PHARMACEUTICALS, INC.

FORWARD-LOOKING STATEMENTS
     From time to time in this interim quarterly report we may make statements that reflect our current expectations regarding our future results of operations, economic performance, and financial condition, as well as other matters that may affect our business. In general, we try to identify these forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “estimate,” and similar expressions.
     All of these items involve significant risks and uncertainties. These and any of the other statements we make in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.
     We discuss some factors that could cause or contribute to such differences in the “Risk Factors” section of our Annual Report on Form 10K for the fiscal year ended December 31, 2005. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
AVALON PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,617	$9,733
Short-term marketable securities	14,726	10,922
Accounts receivable	155	794
Interest receivable	332	201
Prepaid expenses	749	833
Deposits	102	102

Total current assets	25,681	22,584

Restricted cash and marketable securities	6,313	6,313
Property and equipment, net	10,378	10,997
Long-term marketable securities	781	781
Deposits	205	205
Deferred financing costs	320	402

Total assets	$43,678	$41,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$667	$1,098
Accrued expenses and other current liabilities	492	913
Deferred revenue	1,422	1,273
Current portion on long-term debt	2,061	2,230

Total current liabilities	4,642	5,514

Deferred rent	469	468
Long-term deferred revenue, net of current portion	500	650
Long-term debt, net of current portion	8,590	8,714
Other long-term liabilities	—	53
Stockholders’ deficit:
Common stock, $0.01 par value; 60,000,000 shares authorized; 10,083,830 and 8,407,376 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively.	101	84
Paid-in capital	119,579	111,677
Deferred stock compensation	—	(250)
Other comprehensive loss	(43)	(26)
Accumulated deficit	(90,160)	(85,602)

Total stockholders’ equity	29,477	25,883

Total liabilities and stockholders’ equity	$43,678	$41,282

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$539	$—

Costs and expenses:
Research and development	3,149	7,392
General and administrative	2,253	1,165

Total costs and expenses	5,402	8,557

Loss from operations	(4,863)	(8,557)

Other income (expense):
Interest income	336	78
Interest expense	(221)	(288)
Other	190	65

Total other income (expense):	305	(145)

Net loss	$(4,558)	$(8,702)

Accretion of redeemable convertible preferred stock issuance costs	—	(370)

Net loss attributed to common stockholders	$(4,558)	$(9,072)

Net loss attributed to common stockholders per common share — basic and diluted	$(0.51)	$(70.49)

Weighted average number of common shares — basic and diluted	9,009,437	128,690
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net loss	$(4,558)	$(8,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	628	684
Non-cash interest expense	80	90
Amortization of premium on investments	9	47
Compensation expense related to stock and stock options	876	—
Changes in operating assets and liabilities:
Prepaid expenses	84	38
Accounts receivable and other assets	508	281
Accounts payable	(431)	4,159
Accrued liabilities	(474)	37
Deferred revenue	(1)	—
Deferred rent	1	7

Net cash used in operating activities	(3,278)	(3,359)

Investing activities
Proceeds from sale of marketable securities	4,900	1,797
Purchases of marketable securities	(8,730)	(807)
Purchases of property and equipment	(8)	(1)

Net cash (used in) provided by investing activities	(3,838)	989

Financing activities
Principal payments on line of credit	(292)	(372)
Proceeds from issuance of common stock	7,293	—
Deferred financing costs	—	(55)
Proceeds from issuance of convertible notes	—	4,829

Net cash provided by financing activities	7,001	4,402

Net (decrease) increase in cash and cash equivalents	(116)	2,032

Cash and cash equivalents at beginning of period	9,733	2,251
Cash and cash equivalents at end of period	$9,617	$4,284

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
     The financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     In the opinion of our management, any adjustments contained in the accompanying unaudited financial statements as of and for the three months ended March 31, 2006 and 2005 are of a normal recurring nature, except for the adjustments required to implement FASB Statement No. 123(R), and are necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for the full fiscal year.
1. Organization
     Avalon Pharmaceuticals, Inc. (“Avalon,” or “the Company”), was incorporated on November 10, 1999, under the laws of the state of Delaware. Avalon Pharmaceuticals, Inc. is a biopharmaceutical company focused on the discovery and development of small molecule therapeutics for the treatment of cancer.
2. Summary of Significant Accounting Policies
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
Revenue Recognition
     During the first three months of 2006, the Company recognized revenue from its collaboration partners for work performed and milestones achieved. Corporate revenues include receipt of non-refundable license fees, milestone payments and the reimbursement of research and development expenses. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized ratably over the performance period. Milestone payments are recognized as revenue in an amount commensurate with the level of effort expended when the milestones are achieved, contract partner acknowledges completion of the milestone, no further performance obligations exist as defined in the agreements, collection is reasonably assured and substantive effort was necessary to achieve the milestone.

Research and Development Costs
     The Company expenses its research and development costs as incurred.
Restricted Cash and Investments
     In accordance with the terms of a financing arrangement with the Maryland Industrial Development Financing Authority (“MIDFA”) and Manufacturers and Traders Trust Company (“M&T Bank”), in order to finance the build out of the Company’s corporate headquarters and research facility located in Germantown, Maryland, the Company established an investment account which is pledged as collateral for a letter of credit. The issuer of the letter of credit, M&T Bank, maintains the investment account. M&T Bank’s security interest in the account cannot exceed the minimum required cash collateral amount, which as of March 31, 2006, was defined as an adjusted market value of $6.3 million. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreases each April 1 as specified in the collateral agreement.
Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”), using the modified-prospective-transition method.
     Under the modified-prospective-transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the three-month period ended March 31, 2006, is approximately $867,000 greater than if it had continued to account for share-based compensation under Opinion 25. This compensation expense of $297,000 and $570,000 was included in R&D and G&A expenses, respectively in the accompanying statement of operations. The Company recorded $9,000 in share-based compensation expense related to the grant of options to non-employee consultants during the three months ending March 31, 2006. Basic and diluted earnings per share for the three-month period ended March 31, 2006 would have been $(0.41) if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $(0.51). The adoption of Statement 123(R) has no impact on cash flows from operating or financing activities.
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation for the three-month period ended March 31, 2006. The reported and pro forma net loss and net loss per share for the three-month period ended March 31, 2006 are the same because stock-based compensation expense is calculated under the provisions of Statement 123(R). The amounts for the three-month period ended March 31, 2005 are included in the table below only to provide net loss and net loss per share for a comparative presentation to the period of the previous year.

	Three Months Ended March 31,
	2006	2005
(in thousands, except per share data)
Net loss, as reported	$(4,558)	$(9,072)
Add: Stock-based non-employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all grants	—	(21)

Pro forma net loss	$(4,558)	$(9,093)

Net loss per share:
Basic and diluted – as reported	$(0.51)	$(70.49)
Basic and diluted – pro forma	$(0.51)	$(70.66)

     Pro forma information regarding net loss and net loss per share is required by Statement 123 and, in periods prior to January 1, 2006, had been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for options granted in the three months ended March 31, 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	65.40%	66.2%
Risk-free interest rate	4.57%	4.00%
Expected life of the option term (in years)	6.00	4.7
Forfeiture rate	2.68%	0.00%
Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the Company’s limited trading history, there is inadequate data to calculate annual volatility of our stock. The Company has used an average volatility of similar companies in the pharmaceutical industry. This volatility has averaged 65.4%, with a high and low value of 74.0% and 53%, respectively.
Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the term of the option.
Expected Life of the Option Term — This is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of ten years. The Company has adopted SAB 107’s simplified method for estimating the expected term of stock options.
Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data.
     The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”. For the three months ended March 31, 2006, compensation expense of $9,000 was recognized for the issuance of stock and stock options to non-employees.
Stock Compensation Plans
     The Company adopted the Avalon Pharmaceuticals, Inc. 1999 Stock Incentive Plan (“the 1999 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors and other individuals as determined by the Board of Directors. The Company has reserved 624,143 shares of common stock to accommodate the exercise of options granted under the 1999 Plan.
     The Company terminated the 1999 Plan as to future awards effective upon the closing of the Company’s initial public offering in October 2005.
     Effective upon the closing of the Company’s initial public offering in October 2005, the Company adopted the Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan, or 2005 Plan, to provide for the granting of stock awards, such as stock options, restricted common stock, stock units, dividend equivalent rights, stock appreciation rights and unrestricted common stock, and other performance and annual incentive awards to employees, directors and other individuals as determined by the Board of Directors. The Company has reserved 989,738 shares of common stock to accommodate the exercise of options granted under the 2005 Plan.
     Generally, stock options are granted with an exercise price that equals the fair market value of the Company’s common stock on the grant date. Options typically have a life of 10 years and vest over periods ranging from six months to five years. Options generally expire 90 days after an employee terminates employment with the Company.
     The total intrinsic value of stock options exercised during the three-month period ended March 31, 2006 was approximately $29,000. The weighted-average grant-date fair value of equity awards granted during the quarter ended March 31, 2006 was $2.84. The total fair value of stock options which vested during the three-month period ended March 31, 2006 was approximately $865,000. There were 508,001 fully vested stock options outstanding at March 31, 2006. These stock options had a weighted-average exercise price of $3.09 and an intrinsic value of approximately $1.03 million and a weighted-average remaining life of 6.03 years.

     Additional information with respect to stock option activity is summarized as follows:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining	Value
Options	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2006	1,273,838	$4.62
Granted	17,064	4.48
Exercised	(12,810)	2.71
Forfeited or expired	(12,751)	6.00

Outstanding at March 31, 2006	1,265,341	$4.62	8.06	$1,132
Vested and expected to vest at March 31, 2006	508,001	$3.09	6.03	$1,029
Exercisable at March 31, 2006	508,001	$3.09	6.03	$1,029
     Cash received from the exercise of stock options under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $35,000 and $0.00, respectively. Due to the availability of net operating loss carryforwards, the Company recognized no tax deduction for options exercised during the three months ended March 31, 2006. As of March 31, 2006, there were approximately $991,000 of total unrecognized compensation costs related to nonvested employee stock options. That cost is expected to be recognized over a weighted average period of 4 years.
Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share
     Basic net loss attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, and warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share for the periods presented, as their effect is antidilutive. All outstanding preferred stock was converted to common stock during 2005 and these common shares are included in the basic loss per share calculation.
Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the three-month periods ending March 31, 2006 and 2005, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive loss.
3. Common Stock
     In February 2006, the Company raised $7.25 million through a private placement of 1,666,666 shares of its common stock to nine institutional investors. The proceeds from this financing will be used to expand the Company’s internal oncology drug discovery programs. Offering expenses of approximately $37,000 were recorded to additional capital.

4. Related Party Transactions
     The Company paid two members of the board of directors consulting fees totaling $31,200 for the three months ended March 31, 2006 and one member of the board of directors consulting fees totaling $30,000 for the three months ended March 31, 2005.
5. Income Taxes
     For the three month period ended March 31, 2006 there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.
6. Debt
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, as well as the audited financial statements and related notes for the fiscal year ended December 31, 2005 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2005.
Overview
     We are a biopharmaceutical company focused on the discovery and development of small molecule therapeutics. Our pipeline of drug candidates includes our lead candidate, AVN944. AVN944 is an oral, small molecule drug candidate that was discovered by Vertex Pharmaceuticals Incorporated and that we licensed from Vertex in February 2005. AVN944 is currently in early stage clinical development for the treatment of hematological cancers. We seek to discover and develop novel therapeutics through the use of a comprehensive, innovative and proprietary suite of technologies based upon large-scale gene expression analysis, which we call AvalonRx ® .
     Since we commenced operations in January 2000, our operations have consisted primarily of developing AvalonRx ® , utilizing our technology to seek to discover and develop novel cancer therapeutics, and the in-license of AVN944. In that period, we have generated limited revenue from collaborative partners, and have had no revenue from product sales. Our operations have been funded principally through the offering of equity securities and debt financings.
     We have never been profitable and, as of March 31, 2006, we had an accumulated deficit of $90.2 million. We had net losses of $4.6 million for the three months ended March 31, 2006, and net losses of $19.3 million for the year ended December 31, 2005. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and begin to operate as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.
Financial Operations Overview
  Revenue
     We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.
     Collaboration Revenue. Since inception, we have generated revenue solely in connection with our collaborations, most of which has resulted from our collaborations with Sanofi-Aventis and MedImmune, Inc. Our collaboration with Sanofi-Aventis included research fees and milestone payments, all of which were received during 2004. The collaboration with Sanofi-Aventis expired by its terms on December 21, 2005. Our collaboration with MedImmune includes an upfront payment, research funding, and payments for the achievement of certain discovery and development related milestones. During the third quarter of 2005, we began to recognize revenue under our collaboration with MedImmune which was signed in June 2005.
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
  Critical Accounting Policies and Significant Judgments and Estimates
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, or SFAS 123(R), “Share-Based Payment, ” SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees ” (“APB 25”), and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including those made pursuant to stock option and employee stock purchase plans.
     We adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Prior to the adoption, we disclosed such costs on a pro forma basis in the notes to our financial statements. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect the impact of FAS 123R.
     For the three months ended March 31, 2006, we recorded approximately $867,000 of stock-based compensation expenses, of which $297,000 was included in research and development expense and $570,000 was included in general and administrative expense. The adoption of SFAS 123(R) had the impact of increasing our basic and diluted net loss per share by $0.10 for the three months ended March 31, 2006. Since we continue to operate in a net loss, the adoption of SFAS 123(R) had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2006. As of March 31, 2006, unamortized stock-based compensation expenses of approximately $991,000 remains to be recognized over a weighted-average period of approximately 4 years. We amortize stock-based compensation expenses on a straight-line ratable basis over the vesting period.
     We estimated the fair value of stock options granted during the three months ended March 31, 2006 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 6 years based on the simplified method for estimating the expected term of stock options; (ii) expected volatility of 65.4% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 4.57% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we calculated a 2.68% annual forfeiture rate, which we believe is a reasonable assumption. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
     The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.
Results of Operations
Three Months Ended March 31, 2006 and 2005
     Revenue. Total revenues increased to $539,000, for the three months ended March 31, 2006, compared to $0 for the three months ended March 31, 2005. Substantially all 2006 revenues are related to our collaboration agreement with MedImmune. A small portion of revenue was attributable to our collaboration agreement with the University of Louisville.
     Research and Development. Research and development expenses decreased by $4.2 million, or 57%, to $3.1 million for the three months ended March 31, 2006 from $7.4 million for the same period in 2005. The decrease in research and development expenses was primarily attributable to the inclusion in the prior year period of an upfront payment of $5.0 million to Vertex for the in-license of AVN944. This decrease was offset by compensation expense related to the issuance of stock options, an increase in outside services costs related to our AVN944 drug candidate and an increase in lab supplies expense related, in part, to our collaboration agreement with MedImmune.
     Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.
     During the remainder of 2006, and thereafter, research and development expenses will increase substantially as we continue Phase I clinical studies for our AVN944 drug candidate.
     General and Administrative. General and administrative expenses increased by $1.1 million or 93% to $2.3 million for the three months ended March 31, 2006, compared to $1.2 million for the three months ended March 31, 2005. The increase is related to compensation expense related to the issuance of stock options, accrued bonuses for executives and staff, new hires and salary increases and other expenses directly related to operating as a public company.
     Interest Income. Interest income increased by $258,000 or 330%, to $336,000 for the three months ended March 31, 2006, compared to $78,000 for the three months ended March 31, 2005. The increase in interest income is a result of interest earned on proceeds from our initial public offering of common stock and higher average interest rates.
     Interest Expense. Interest expense decreased by $67,000, or 23%, to $221,000 for the three months ended March 31, 2006, compared to $288,000 for the three months ended March 31, 2005. The decrease in interest expense was primarily related to the conversion of our outstanding convertible notes into common stock at the close of our initial public offering in October 2005. This decrease was offset, in part, by higher average interest rates on our long term debt and development bond financing.
     Other Income. Other income increased by $125,000, or 192%, to $190,000 for the three months ended March 31, 2006, compared to $65,000 for the three months ended March 31, 2005. All of our other income during the period consisted of income from subletting part of our facility and the provision of shared services to our subtenants.

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
          We have incurred operating losses since our inception and historically have financed our operations principally through public stock offerings, private placement of equity securities, strategic collaborative agreements that include research and development funding and development milestones, and investment income.
          In evaluating alternative sources of financing we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.
          On February 27, 2006, we entered into a Purchase Agreement with nine accredited investors for the sale of common stock in a private placement for a total purchase price of $7.25 million. Pursuant to the Purchase Agreement, the investors purchased a total of 1,666,666 shares of common stock at a purchase price of $4.35 per share. We subsequently filed a “shelf” resale registration statement with the SEC covering these shares, and this registration statement became effective in April 2006.
          As of March 31, 2006, we had cash, cash equivalents and marketable securities of approximately $31.4 million. Of this amount, $6.3 million is currently held in a restricted account to serve as collateral for our long-term debt. Our funds are currently invested in investment grade and United States government securities.
     Sources and Uses of Cash
          Operating Activities. Net cash used in operating activities for the three months ended March 31, 2006 was $3.3 million, compared to $3.4 million for the same period in fiscal 2005. During the first quarter of fiscal year 2006, our net loss of $4.6 million was reduced by non-cash charges of $1.3 million, primarily associated with the issuance of stock options, depreciation and amortization and reduction in our net operating assets and liabilities. Net operating assets and liabilities declined due to a $508,000 decrease in accounts receivable and a $905,000 decrease in accounts payable and accrued liabilities, of which $718,000 was directly related to payment of 2005 year end performance bonuses.
          Investing Activities. Net cash used in investing activities for the three months ended March 31, 2006 was $3.8 million, compared to $989,000 of cash provided by investing activities during the same period in 2005. Cash used in investing activities represents the amount used to purchase marketable securities, net of proceeds from the sale and maturity of marketable securities.
          Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2006 was $7.0 million, compared to $4.4 million for the same period in 2005. During the first three months of 2006, $7.25 million was raised from the issuance of common stock. This amount was offset by $292,000 of repayments on debt.
Credit Arrangements
          In April 2003, we entered into a series of agreements with the Maryland Industrial Development Financing Authority, or MIDFA, and Manufacturers and Traders Trust Company, or M&T Bank, in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs we incurred for improvements to our facility. We are required to repay the trust $1.2 million annually for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during the three months ended March 31, 2006 and 2005 was 4.69% and 2.76%, respectively.
          In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. As of March 31, 2006, that amount is $9.8 million (consisting of $9.6 million of principal and $158,000 in interest), computed at 50 days at an assumed maximum rate of interest of 12% per annum. The letter of credit expires the earlier of April 8, 2008, or the date the bonds have been paid in full. In consideration of the letter of credit, we have granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash. In August 2005 we entered into a modification agreement with M&T Bank and MIDFA pursuant to which M&T agreed to waive our compliance with the financial covenants contained in the letter of credit until April 2006 in exchange for increasing the amount of cash collateral held as restricted cash to $6.3 million.
          In June 2002, we entered into an equipment line of credit with General Electric Capital Corporation that provided for borrowings of up to $5.0 million. In 2003, the line of credit was increased to allow for an additional $2.0 million in borrowings. During 2002 and 2003 a total of $5.6 million was borrowed by us under the equipment line of credit. No draws were made during 2004 and the availability of the line of credit has lapsed. Each draw has been treated as a separate promissory note bearing interest between 7.09% to 8.68% over 36- to 48-month terms. The line of credit is secured by the applicable equipment, fixtures, and personal property financed by the line of credit. In connection with draws under the line of credit, the lender received warrants to purchase a total of 39,306 shares of our Series B preferred stock at an exercise price of $3.53, which subsequently automatically converted into warrants to purchase 8,666 shares of common stock at an exercise price of $28.24 per share in connection with the closing of our initial public offering. At March 31, 2006, $1.1 million in borrowings remained outstanding under this line of credit.
Operating Capital and Capital Expenditure Requirements
          We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a drug candidate has been approved by the Food and Drug Administration or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents and marketable securities, together with cash flow generated from our collaborations, will be sufficient to fund our operations at least through the next two years. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialization of any of our drug candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risk from changes in interest rates. At March 31, 2006, we had $9.6 million of obligations which were subject to variable rates of interest under our development bond financing with MIDFA. If market interest rates increased 1% from the rate at March 31, 2006, our annual interest expense would increase approximately $96,000, assuming that obligations subject to variable interest rates remained constant.
          In addition, the value of our portfolio of cash equivalents and investments is subject to market risk from changes in interest rates. The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. As of March 31, 2006, we had cash and cash equivalents, short-term and long-term investments and restricted cash of $31.4 million as follows:

Cash and cash equivalents	$9.6million
Short-term investments	$14.7million
Long-term investments	$0.8million
Restricted cash	$6.3million
     We maintain an investment portfolio of investment grade government agency notes and corporate bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of March 31, 2006, securities totaling $14.7 million mature in the next 12 months and $0.8 million mature after March 31, 2007. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations.
     We have operated in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 4. Controls and Procedures
     Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2006 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
     Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended on the Evaluation Date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (c)
Not applicable.
(b) Use of Proceeds
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
          None of such payments were direct or indirect payments to directors or officers of Avalon or their associates or to persons owning 10% or more of any class of equity securities of Avalon or any of our affiliates. The net offering proceeds to us after deducting the total expenses described above totals approximately $25.1 million.
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
          From the effective date of our Registration Statement on Form S-1, September 28, 2005, through March 31, 2006, we have utilized approximately $8.8 million of the net proceeds of our initial public offering to fund our operations and approximately $0.9 million to make interest and principal payments under our loan agreement with MIDFA and equipment financing arrangement with GE Capital.

Item 6. Exhibits

Exhibit No.	Description
10.1(1)	Purchase Agreement, dated February 27, 2006.

10.2(1)	Registration Rights Agreement, dated February 27, 2006.

10.3(2)	Fourth Addendum to Consulting Agreement, dated January 6, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to our Current Report on Form 8-K filed on March 3, 2006.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-133067).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON PHARMACEUTICALS, INC.

Date: May 15, 2006	By:	/s/ Kenneth C. Carter

Kenneth C. Carter, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Gary Lessing

Gary Lessing
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2006	By:	/s/ Glen Farmer

Glen Farmer
Controller
(Principal Accounting Officer)