Form 10-Q
period 2006-09-30
AVALON PHARMACEUTICALS INC
filed 2006-11-08
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006.
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2006, 10,123,576 shares of Avalon Pharmaceuticals, Inc. common stock, par value $.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
AVALON PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,615	$9,732
Short-term marketable securities	14,032	10,922
Accounts receivable	749	794
Interest receivable	235	201
Prepaid expenses	715	833
Deposits	100	102

Total current assets	19,446	22,584

Restricted cash and marketable securities	5,520	6,313
Property and equipment, net	9,260	10,997
Long-term marketable securities	781	781
Deposits	105	205
Deferred financing costs	380	401

Total assets	$35,492	$41,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,396	$1,098
Accrued expenses and other current liabilities	964	913
Deferred revenue	1,696	1,273
Current portion on long-term debt	1,661	2,230

Total current liabilities	5,717	5,514

Deferred rent	469	468
Long-term deferred revenue, net of current portion	150	650
Long-term debt, net of current portion	7,238	8,714
Other long-term liabilities	—	53
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 10,114,091 and 8,407,376 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively.	101	84
Additional capital	120,133	111,677
Deferred stock compensation	—	(250)
Other comprehensive loss	(3)	(26)
Accumulated deficit	(98,313)	(85,602)

Total stockholders’ equity	21,918	25,883

Total liabilities and stockholders’ equity	$35,492	$41,282

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$1,115	$748	$2,071	$748

Costs and expenses:
Research and development	3,422	3,174	9,909	13,188
General and administrative	1,685	1,185	5,734	3,634

Total costs and expenses	5,107	4,359	15,643	16,822

Loss from operations	(3,992)	(3,611)	(13,572)	(16,074)

Other income (expense):
Interest income	325	58	995	220
Interest expense	(202)	(320)	(626)	(921)
Other	146	230	491	452

Total other income (expense):	269	(32)	861	(249)

Net loss	$(3,723)	$(3,643)	$(12,711)	$(16,323)

Accretion of redeemable convertible preferred stock issuance costs	—	(370)	—	(1,111)

Net loss attributed to common stockholders	$(3,723)	$(4,013)	$(12,711)	$(17,434)

Net loss attributed to common stockholders per common share — basic and diluted	$(0.37)	$(25.58)	$(1.30)	$(125.89)

Weighted average number of common share — basic and diluted	10,106,947	156,872	9,744,184	138,490
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net loss	$(12,711)	$(16,323)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,852	2,006
Non-cash interest expense	225	254
Amortization of premium on investments	26	—
Compensation expense related to stock and stock options	1,398	91
Changes in operating assets and liabilities:
Prepaid expenses	118	37
Accounts receivable and other assets	113	(193)
Accounts payable	298	2,719
Accrued liabilities	(2)	1,287
Deferred revenue	(77)	2,037
Deferred rent	1	17

Net cash used in operating activities	(8,759)	(8,068)

Investing activities
Proceeds from the sale of marketable securities	15,448	5,298
Purchases of marketable securities	(17,768)	—
Purchases of property and equipment	(114)	(9)

Net cash (used in) provided by investing activities	(2,434)	5,289

Principal payments on debt, line of credit	(845)	(865)
Principal payments on debt	(1,200)	(1,200)
Proceeds from issuance of common stock	7,326	24
Deferred financing costs	(205)	(1,837)
Proceeds from issuance of convertible notes	—	5,026

Net cash provided by financing activities	5,076	1,148

Net (decrease) increase in cash and cash equivalents	(6,117)	(1,631)

Cash and cash equivalents at beginning of period	9,732	2,251

Cash and cash equivalents at end of period	$3,615	$620
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
     In the opinion of our management, any adjustments contained in the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2006 and 2005 are of a normal recurring nature, except for the adjustments required to implement FASB Statement No. 123(R), and are necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for the full fiscal year.
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
Marketable Securities
     Marketable securities consist primarily of corporate debt securities with various maturities. Management classifies the Company’s marketable securities as available-for-sale. We classify marketable securities available to fund current operations as current assets on the balance sheet. Marketable securities are classified as long-term assets on the balance sheet if we have restricted the use in accordance with the financing agreement, we have the ability to hold them and such holding period may be longer than one year. Such securities are stated at market value, with the unrealized gains and losses included as accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.
Revenue Recognition
     Revenues are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized ratably over the performance period. Milestone payments are recognized as revenue in an amount commensurate with the level of effort expended when the milestone is achieved, the contract partner acknowledges completion of the milestone, no further performance obligations exist as defined in the agreements, collection is reasonably assured and substantive effort was necessary to achieve the milestone. During the first nine months of 2006, the Company recognized revenue from the amortization of up-front payments, work performed and expenses incurred on its collaboration agreements.
Research and Development Costs
     The Company expenses its research and development costs as incurred.
Restricted Cash and Investments
     In accordance with the terms of a financing arrangement with the Maryland Industrial Development Financing Authority (MIDFA) and Manufacturers and Traders Trust Company (M&T Bank), in order to finance the build out of the Company’s corporate headquarters and research facility located in Germantown, Maryland, the Company established an investment account which is pledged as collateral for a letter of credit. The issuer of the letter of credit, M&T Bank, maintains the investment account. M&T Bank’s security interest in the account cannot exceed the minimum required cash collateral amount, which as of September 30, 2006, was defined as an adjusted market value of $5.5 million. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreases each April 1, as specified in the collateral agreement.

Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the nine months ended September 30, 2006 and 2005, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive income (loss).
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
     Under the modified-prospective-transition method, compensation cost recognized in the third quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. The adoption of Statement 123(R) has no impact on the cash flows from operating or financing activities.
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation for the three and nine month periods ended September 30, 2005. The reported and pro forma net loss and net loss per share for the three and nine month periods ended September 30, 2006 are the same because stock-based compensation expense is calculated under the provisions of Statement 123(R). The amounts for the three month period ended September 30, 2006 are included in the table below only to provide net loss and net loss per share for a comparative presentation to the period of the previous year.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net loss applicable to common stockholders, as reported	$(3,723)	$(4,013)	$(12,711)	$(17,434)
Add: Stock-based non-employee compensation expense included in reported net loss	$—	$18	$—	$110
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all grants	$—	$(36)	$—	$(66)

Pro forma net loss applicable to common stockholders	$(3,723)	$(4,031)	$(12,711)	$(17,390)

Net loss applicable to common stockholders per share:
Basic and diluted — as reported	$(0.37)	$(25.58)	$(1.30)	$(125.89)
Basic and diluted — pro forma	$(0.37)	$(25.70)	$(1.30)	$(125.57)
     Pro forma information regarding net loss and net loss per share is required by Statement 123 and, in periods prior to January 1, 2006, had been determined as if the Company has accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for options granted in the three and nine months ended September 30, 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Dividend yield	0.00%	0.00%
Expected volatility	68.60%	67.86%
Risk-free interest rate	4.77%	4.76%
Expected life of the option term (in years)	6.0	6.0
Forfeiture rate	3.99%	3.99%
Dividend Yield—The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the Company’s limited trading history, there is inadequate data to calculate historical volatility of our stock. The Company has used an average volatility of similar companies in the pharmaceutical industry. This volatility has averaged 68.6%, with a high and low value of 88% and 41%, respectively.
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
     The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” For the nine months ended September 30, 2006, compensation expense of $9,000 was recognized for the issuance of stock and stock options to non-employees and non-directors.
Stock Compensation Plans
     The Company adopted the Avalon Pharmaceuticals, Inc. 1999 Stock Incentive Plan (the “1999 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors and other individuals as determined by the Board of Directors. The Company has reserved 505,164 shares of common stock to accommodate the exercise of options granted under the 1999 Plan.
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
     Shares of common stock issued to non-employee directors, as part of their annual director compensation, for the three and nine month periods ended September 30, 2006 were 7,190 and 18,661, respectively. The fair market value of these shares, on the date of grant, was approximately $24,400 and $79,400, respectively.
     The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2006 was approximately $6,000 and $46,000, respectively. The weighted-average grant-date fair value of equity awards granted during the three and nine month periods ended September 30, 2006 was $1.75 and $1.92, respectively. The total fair value of stock options which vested during the three and nine month periods ended September 30, 2006 was approximately $161,000 and $1.4 million, respectively. There were 912,161 fully vested stock options outstanding at September 30, 2006. These stock options had a weighted average remaining life of 7.14 years.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
Outstanding at July 1, 2006	1,250,827	$4.63
Granted	188,969	2.68
Exercised	(4,063)	1.60
Forfeited or expired	(42,218)	4.72
Outstanding at September 30, 2006	1,393,515	$4.37	7.72	$121,000
Vested and expected to vest at September 30, 2006	912,161	$4.39	7.14	$108,000
Exercisable at September 30, 2006	912,161	$4.39	7.14	$108,000
     Cash received from the exercise of stock options under all share-based payment arrangements for the three and nine months ended September 30, 2006 was $7,000 and $50,000, respectively. Due to the valuation allowance on all deferred tax assets, the Company recorded no tax benefit for options exercised during the three months ended September 30, 2006. As of September 30, 2006, there was approximately $817,000 of total unrecognized compensation costs related to non-vested employee stock options. That cost is expected to be recognized over a weighted average period of 2.96 years.

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
3. Common Stock
     In February 2006, the Company raised $7.25 million through a private placement of 1,666,666 shares of its common stock to nine institutional investors. The proceeds from this financing are being used to expand the Company’s internal oncology drug discovery programs. Offering expenses of $70,000 were recorded to additional capital.
4. Related Party Transactions
     The Company paid two members of the board of directors consulting fees totaling $92,100 and $95,850 for the nine months ended September 30, 2006 and 2005, respectively.
5. Income Taxes
     For the three and nine month periods ended September 30, 2006, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.
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
Overview
     We are a biopharmaceutical company focused on the discovery and development of small molecule therapeutics. Our pipeline of drug candidates includes our lead candidate, AVN944. AVN944 is an oral, small molecule drug candidate that is currently in early stage clinical development for the treatment of hematological cancers. We seek to discover and develop novel therapeutics through the use of a comprehensive, innovative and proprietary suite of technologies based upon large-scale gene expression analysis, which we call AvalonRx®.
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
     We have never been profitable and, as of September 30, 2006, we had an accumulated deficit of $98.3 million. We had net losses of $12.7 million for the nine months ended September 30, 2006 and net losses of $19.3 million for the year ended December 31, 2005. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel. We will need to generate significant revenues to achieve profitability, and we may never do so.
Financial Operations Overview
Revenue
     We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.
     Collaboration Revenue. Since inception, we have generated revenue solely in connection with our collaboration and pilot study agreements. Our collaborations with MedImmune and Novartis include upfront payments, research funding, and payments for the achievement of certain discovery and development related milestones. During the third quarter of 2005, we began to recognize revenue under our collaboration with MedImmune which was signed in June 2005. During the third quarter of 2006, we began to recognize revenue under our collaboration with Novartis which was signed in September 2005.
Research and Development Expense
     Research and development expense consists of expenses incurred in connection with developing and advancing our drug discovery technology and identifying and developing our drug candidates and supporting our collaborative relationships. These expenses consist primarily of salaries and related expenses, the purchase of laboratory supplies, access to data sources, facility costs, costs for preclinical development and expenses related to our in-license and clinical trials of AVN944. We charge all research and development expenses to operations as incurred.
     We expect our research and development costs to be substantial and to increase as we advance AVN944 through clinical trials and move other drug candidates into preclinical testing and clinical trials. Based on the results of our preclinical studies, we expect to selectively advance some drug candidates into clinical trials. We anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. In January 2006, we initiated U.S. Phase I clinical trials of AVN944 in cancer patients which are ongoing.
General and Administrative
     General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions. Other costs include legal costs of pursuing patent protection of our intellectual property, unallocated facility costs and professional fees for legal services. We anticipate increases in general and administrative expense relating to operating as a public company. During 2006, we experienced increases in legal fees, accounting fees and directors’ and officers’ insurance premiums and fees for investor relations services.
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

     For the nine months ended September 30, 2006, we recorded approximately $1.4 million of stock-based compensation expenses, of which $409,000 was included in research and development expense and $980,000 was included in general and administrative expense. Since we continue to operate in a net loss, the adoption of SFAS 123(R) had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the nine months ended September 30, 2006. As of September 30, 2006, unamortized stock-based compensation expenses of approximately $817,000 remains to be recognized over a weighted-average period of approximately 3 years. We amortize stock-based compensation expenses on a straight-line ratable basis over the vesting period.
     We estimated the fair value of stock options granted during the three months ended September 30, 2006 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 6 years based on the simplified method for estimating the expected term of stock options; (ii) expected volatility of 68.6% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 4.77% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we calculated a 3.99% annual forfeiture rate, which we believe is a reasonable assumption. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
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
Results of Operations
Three Months Ended September 30, 2006 and 2005
     Revenue. Total revenues increased by $367,000 or 49%, to $1.1 million for the three months ended September 30, 2006, compared to $748,000 for the three months ended September 30, 2005. This revenue was attributable to our collaboration agreements with MedImmune and Novartis.
     Research and Development. Research and development expenses increased by $248,000, or 8%, to $3.4 million for the three months ended September 30, 2006 from $3.2 million for the same period in 2005. The increase in research and development expenses was primarily attributable to compensation expense related to the issuance of stock options, an increase in clinical trial costs related to our AVN944 drug candidate and an increase in lab supplies expense related, in part, to our collaboration agreements with MedImmune and Novartis.
     Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.
     During the remainder of 2006, and thereafter, research and development expenses will increase substantially as we continue clinical studies for our AVN944 drug candidate.
     General and Administrative. General and administrative expenses increased by $500,000 or 42% to $1.7 million for the three months ended September 30, 2006, compared to $1.2 million for the three months ended September 30, 2005. The increase is attributable to compensation expense related to the issuance of stock options, accrued bonuses for executives and staff, and other expenses from operating as a public company.
     Interest Income. Interest income increased by $267,000 or 460%, to $325,000 for the three months ended September 30, 2006, compared to $58,000 for the three months ended September 30, 2006. The increase in interest income is a result of interest earned on proceeds from the issuance of common stock, including proceeds from our initial public offering, and higher average interest rates.
     Interest Expense. Interest expense decreased by $118,000, or 37%, to $202,000 for the three months ended September 30, 2006, compared to $320,000 for the three months ended September 30, 2005. The decrease in interest expense was primarily related to the conversion of our outstanding convertible notes into common stock at the close of our initial public offering in October 2005, and lower balances on our long term debt. This decrease was offset, in part, by higher average interest rates on our long term debt and development bond financing.
     Other Income. Other income was $146,000 for the three months ended September 30, 2006, compared to $230,000 for the three months ended September 30, 2005. All of our other income during the period consisted of income from subletting part of our facility and the provision of shared services to our subtenants.
Nine Months Ended September 30, 2006 and 2005
     Revenue. Total revenues increased by $1.3 million or 177%, to $2.1 million, for the nine months ended September 30, 2006, compared to $748,000 for the nine months ended September 30, 2005. Substantially all 2006 revenues are related to our collaboration agreements with MedImmune and Novartis. A small portion of revenue was attributable to our collaboration agreement with the University of Louisville.

     Research and Development. Research and development expenses decreased $3.3 million, or 25%, to $9.9 million for the nine months ended September 30, 2006 from $13.2 million for the same period in 2005. The decrease in research and development expenses was primarily attributable to the inclusion in the prior year period of an upfront payment of $5.0 million for the in-license of AVN944. This decrease was offset by compensation expense related to the issuance of stock options, an increase in clinical trial costs related to our AVN944 drug candidate and an increase in lab supplies expense related, in part, to our collaboration agreements with MedImmune and Novartis.
     General and Administrative. General and administrative expenses increased by $2.1 million or 58%, to $5.7 million for the nine months ended September 30, 2006 compared to $3.6 million for the nine months ended September 30, 2005. The increase was primarily attributable to compensation expense related to the issuance of stock options, accrued bonuses for executives and staff, new hires and salary increases, increase in franchise taxes and other expenses directly related to operating as a public company. These increases were offset, in part, by a decrease in professional fees and depreciation expense for the nine months ended September 30, 2006.
     Interest Income. Interest income increased by $776,000, or 353%, to $1.0 million for the nine months ended September 30, 2006 compared to $220,000 for the nine months ended September 30, 2005. The increase in interest income is a result of interest earned on proceeds from the issuance of common stock, including proceeds from our initial public offering, and higher average interest rates.
     Interest Expense. Interest expense decreased by $295,000, or 32%, to $626,000 for the nine months ended September 30, 2006 compared to $921,000 for the nine months ended September 30, 2005. The decrease in interest expense was primarily related to the conversion of our outstanding convertible notes into common stock at the close of our initial public offering in October 2005 and lower balances on our long term debt. This decrease was offset, in part, by higher average interest rates on our long term debt and development bond financing.
     Other Income. Other income increased by $39,000, or 9%, to $491,000 for the nine months ended September 30, 2006 compared to $452,000 for the nine months ended September 30, 2005. All other income during the period consisted of income from subletting part of our facility and the provision of shared services to our subtenants.
Liquidity and Capital Resources
     Our primary cash requirements are to:
•	fund our research and development and clinical programs;

•	obtain regulatory approvals;

•	prosecute, defend and enforce any patent claims and other intellectual property rights;

•	fund general corporate overhead; and

•	support our debt service requirements and contractual obligations.
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
     As of September 30, 2006, we had cash, cash equivalents and marketable securities of approximately $23.9 million. Of this amount, $5.5 million is currently held in a restricted account to serve as collateral for our long-term debt. Our funds are currently invested in investment grade and United States government securities.
Sources and Uses of Cash
     Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2006 was $8.8 million, compared to $8.1 million for the same period in fiscal 2005. During the first nine months of fiscal year 2006, our net loss of $12.7 million was reduced by non-cash charges of $3.9 million, primarily associated with the issuance of stock options, depreciation and amortization, offset by an increase in our net operating assets and liabilities. Net operating assets and liabilities increased due to a $296,000 increase in accounts payable and accrued liabilities, most of which was directly related to accrual of clinical trial costs and $231,000 increase in accounts receivable and prepaid expenses. These increases were offset, in part, by a $77,000 reduction of deferred revenue.
     Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2006 was $2.4 million, compared to $5.3 million of cash provided by investing activities during the same period in 2005. Cash used in investing activities represents the amount used to purchase marketable securities, net of proceeds from the sale and maturity of marketable securities.
     Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2006 was $5.1 million, compared to $1.1 million for the same period in 2005. During the first nine months of 2006, $7.3 million was raised from issuance of common stock. This amount was offset by $2.0 million repayments on debt.

Credit Arrangements
     In April 2003, we entered into a series of agreements with the Maryland Industrial Development Financing Authority, or MIDFA, and Manufacturers and Traders Trust Company, or M&T Bank, in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs we incurred for improvements to our facility. We are required to repay the trust $1.2 million annually for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during the nine months ended September 30, 2006 and 2005 was 5.10% and 3.22% respectively.
     In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. As of September 30, 2006, that amount is $8,538,082, consisting of $8.4 million of principal and $138,082 in interest, computed at 50 days at an assumed maximum rate of interest of 12% per annum. The letter of credit expires the earlier of April 8, 2008, or the date the bonds have been paid in full. In consideration of the letter of credit, we have granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash. In August 2005 we entered into a modification agreement with M&T Bank and MIDFA pursuant to which M&T Bank agreed to waive our compliance with the financial covenants contained in the letter of credit until April 2006 in exchange for increasing the amount of cash collateral held as restricted cash to $6.3 million. On April 1, 2006 the waiver expired and the cash collateral amount held as restricted cash was reduced to $5.5 million. The Company is in compliance with all financial covenants contained in the Company’s letter of credit.
     In June 2002, we entered into an equipment line of credit with General Electric Capital Corporation (“GE Capital”) that provided for borrowings of up to $5.0 million. In 2003, the line of credit was increased to allow for an additional $2.0 million in borrowings. During 2002 and 2003 a total of $5.6 million was borrowed by us under the equipment line of credit. No draws were made during 2004 and the availability of the line of credit has lapsed. Each draw has been treated as a separate promissory note bearing interest between 7.09% to 8.68% over 36- to 48-month terms. The line of credit is secured by the applicable equipment, fixtures, and personal property financed by the line of credit. In connection with draws under the line of credit, the lender received warrants to purchase a total of 39,306 shares of our Series B preferred stock at an exercise price of $3.53, which subsequently automatically converted into warrants to purchase 8,666 shares of common stock at an exercise price of $28.24 per share in connection with the closing of our initial public offering. At September 30, 2006, roughly $505,000 in borrowings remained outstanding under this line of credit.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates. At September 30, 2006, we had $8.4 million of obligations which were subject to variable rates of interest under our development bond financing with MIDFA. If market interest rates increased 1% from the rate at September 30, 2006, our annual interest expense would increase approximately $84,000, assuming that obligations subject to variable interest rates remained constant.
     In addition, the value of our portfolio of cash equivalents and investments is subject to market risk from changes in interest rates.
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. As of September 30, 2006, we had cash and cash equivalents, short-term and long-term investments and restricted cash of $23.9 million as follows:

Cash and cash equivalents	$3.6 million
Short-term investments	$14.0 million
Long-term investments	$0.8 million
Restricted cash	$5.5 million
     We maintain an investment portfolio of investment grade government agency notes and corporate bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of September 30, 2006, securities totaling $14.0 million mature in the next 12 months and $.8 million mature after September 30, 2007. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations.
     We have operated in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2006 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
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
Not applicable
(b) Use of Proceeds
     On September 28, 2005, our Registration Statement on Form S-1 (333-124565) covering our initial public offering was declared effective by the Securities and Exchange Commission. From the effective date of our Registration Statement on Form S-1 through September 30, 2006, we have utilized approximately $14.0 million of the net proceeds of our initial public offering to fund our operations and approximately $2.9 million to make interest and principal payments under our loan agreement with MIDFA and equipment financing arrangement with GE Capital.

Item 6. Exhibits

Exhibit No.	Description

10.1	Collaboration Agreement between Avalon Pharmaceuticals, Inc. and ChemDiv, Inc., dated July 25, 2006. *

10.2	First Amendment, dated September 21, 2006, to Collaboration Agreement between Avalon Pharmaceuticals, Inc. and ChemDiv, Inc. *

10.3	Offer letter between Avalon Pharmaceuticals, Inc. and J. Michael Hamilton, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006.

10.4	Offer letter between Avalon Pharmaceuticals, Inc. and David D. Muth, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Confidential treatment has been requested for portions of this exhibit. These confidential portions have been omitted and were filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON PHARMACEUTICALS, INC.
Date: November 8, 2006	By:	/s/ Kenneth C. Carter
Kenneth C. Carter, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2006	By:	/s/ Gary Lessing
Gary Lessing
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2006	By:	/s/ Glen Farmer
Glen Farmer
Controller (Principal Accounting Officer)