Form 10-K
period 2006-12-31
AVALON PHARMACEUTICALS INC
filed 2007-03-30
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number: 001-32629
AVALON PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-2209310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20358 Seneca Meadows Parkway, Germantown, Maryland	20876 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(301) 556-9900

Securities registered pursuant to Section 12 (b) of the Act:
Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” n Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of our common stock held by non-affiliates was $34.2 million based on the last sale price of our common stock as reported by the NASDAQ Global Market on June 30, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the most recent practicable date.

Class	Outstanding on March 15, 2007

Common Stock, par value $0.01 per share	13,144,171 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2006.

When used in this Annual Report on Form 10-K, except where the context otherwise requires, the terms “we,” “us,” “our,” “Avalon,” “Avalon Pharmaceuticals,” and “the Company” refer to Avalon Pharmaceuticals, Inc.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. These statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	risks relating to the early stage of product candidates under development;

•	risks relating to our ability to secure and maintain relationships with collaborators;

•	uncertainties with, and unexpected results and related analyses relating to clinical trials of our product candidates;

•	the timing and content of future U.S. Food and Drug Administration regulatory actions;

•	dependence on efforts of third parties;

•	dependence on intellectual property;

•	risks that we may lack the financial resources and access to capital to fund our operations; and

•	risks relating to the commercialization, if any, of our product candidates (such as marketing, regulatory, patent, product liability, supply, competition and other risks).

Further information on the factors and risks that could affect our business, financial conditions and results of operations, are contained below in Item 1A. “Risk Factors.”

PART I

ITEM 1.  BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery and development of potential first-in-class cancer therapeutics. Our lead product candidate, AVN944, is in Phase I clinical development for the treatment of cancer. We also have preclinical programs to develop inhibitors of the Beta ( β )-catenin and Aurora pathways, discovery programs for Survivin and Myc pathway inhibitors, and partnerships with Merck, MedImmune, Medarex, and Novartis. We use AvalonRx®, our proprietary platform technology based upon the use of large-scale gene expression analysis, to discover and develop therapeutics focused on pathways that have historically been characterized as “undruggable”. We were established in 1999 and completed our initial public offering in 2005. We are headquartered in Germantown, Maryland.

AVN944 is a small molecule therapeutic being developed for the treatment of hematologic and solid tumor cancers. AVN944 inhibits inosine monophosphate dehydrogenase (IMPDH), an enzyme that is overexpressed in many cancers and is critical for DNA synthesis, RNA synthesis, and cellular signaling. To date, preclinical and clinical analyses of AVN944 have demonstrated inhibition of IMPDH, a favorable safety profile, and signs of biologic activity resulting in several patients exhibiting stable disease. We intend to initiate Phase II clinical testing of AVN944 during 2007.

We have two advanced preclinical development programs. One is designed to identify compounds that impact the β-catenin pathway, which is activated in many cancers, including 85% of colon cancers. The β-catenin pathway has traditionally been difficult to target therapeutically. The other program targets the Aurora pathway, which plays a critical role in the uncontrolled growth of cancer cells.

Our preclinical product discovery programs are focused on identifying inhibitors of important “undruggable” targets and pathways in cancer. We currently have a program targeting the Survivin pathway, which is overexpressed in most cancers and prevents cancer cell death, and a program targeting MYC, which is one of the most frequently deregulated proteins in human cancer and is critical for tumor cell survival.

Our proprietary platform technology, AvalonRx®, is designed to facilitate discovery and expedite development of novel therapeutics through the use of a comprehensive and innovative suite of technologies based upon large-scale gene expression analysis. This platform facilitates drug discovery by expanding the range of therapeutic targets for drug intervention, including targets and pathways frequently considered undruggable when using conventional approaches. AvalonRx® also allows us to make informed decisions about which compounds to advance towards clinical trials, based on comprehensive comparisons of compound activity across thousands of genes during lead selection and optimization. Further, AvalonRx® may expedite drug development and commercialization through identification of biomarkers that can stratify patients or provide early indicators of response.

Our Drug Discovery and Development Programs

Our total research and development expenses for the years ended December 31, 2006, 2005 and 2004 were $13.3 million, $15.8 million, and $10.7 million, respectively. The following table sets forth our drug discovery and development programs:

Program	Status	Planned 2007 Activities	Commercial Rights

IMPDH Inhibitor (AVN944)	U.S. Phase I ongoing	Phase II hematologic cancer studies; Phase II solid tumor study	Avalon
β-catenin Pathway Inhibitors	Lead optimization	Optimize and select a candidate for preclinical development	Avalon
Aurora Pathway Inhibitors	Lead optimization	Optimize and select a candidate for preclinical development	Avalon
Survivin Pathway Inhibitors	Lead Identification	Select compound series for optimization	Avalon
Myc Pathway Inhibitors	Lead Identification	Select compound series for optimization	Avalon
Therapeutic Antibodies	Novel target identified	Identify active antibodies	Avalon/Medarex

AVN944 Program

AVN944 is an oral, small molecule drug being developed for the treatment of hematologic and solid cancers. In February 2005, we licensed AVN944 from Vertex Pharmaceuticals Incorporated. We subsequently filed an Investigational New Drug application (“IND”) in September 2005 with the Food and Drug Administration (“FDA”) and initiated U.S. Phase I clinical trials of AVN944 in cancer patients in January 2006 for the treatment of hematologic cancers (leukemia and lymphoma). Leukemia and lymphoma afflict approximately 700,000 people and lead to over 54,000 deaths, or nearly 10% of all cancer deaths, in the United States each year. This Phase I trial is evaluating the maximum tolerated dose (MTD), the safety, the pharmacokinetic and pharmacodynamic profile and efficacy of AVN944. It is focused on patients with hematologic cancers that have failed prior therapies, or for whom there is no recommended treatment, and includes analysis of a number of biomarkers that correlate with IMPDH inhibition.

In 2006, an interim analysis of the Phase I trial showed encouraging results in patients. Importantly, a significant number of patients experienced stable disease after one cycle of therapy with AVN944. Two patients with multiple myeloma were on study with stable disease for 12 months. Additionally, several leukemia patients have received three or more cycles of the drug. We believe that these data, combined with a thorough analysis of pharmacodynamic markers using AvalonRx®, demonstrate clear mechanism-based biologic activity of the drug in patients. We intend to initiate Phase II clinical testing of AVN944 during 2007.

β-Catenin Program

For more than 10 years, cancer researchers have known that proteins within the β-catenin pathway play key roles in the initiation and progression of cancer. It has been estimated that the β-catenin pathway is abnormally activated in more than 85% of colon tumors. Colon cancer is the fourth most common type of cancer, causing approximately 105,000 new cancer cases and over 56,000 deaths each year in the United States. Despite intense interest and significant research effort by the pharmaceutical industry, no drugs have been developed that affect the β-catenin pathway. This is due to inherent difficulties of traditional discovery approaches which may be overcome by AvalonRx®. We developed a gene expression signature that tracks decreased β-catenin activity and used it to identify structurally different compounds from our chemical library. We are currently conducting lead optimization efforts around one chemical family from this program. We have synthesized compounds in this family that kill human cancer cells in vitro, cause a cell cycle arrest that is characteristic of inhibition of the β-catenin pathway, and cause a dose dependent decrease in β-catenin protein levels. Studies with these compounds in animal models have shown good pharmacological properties, bioavailability, and modulation of pharmacodynamic markers in tumor xenograft studies. Our current plans are to complete optimization of this compound family and select a compound for preclinical development in 2007. To date, we are not aware of any specific inhibitors of the β-catenin pathway that are on the market or in clinical development.

Aurora Pathway Program

The Aurora pathway is a key regulator of cell division and survival and is overexpressed in many human cancers. Inhibition of the Aurora pathway is known to slow the uncontrolled cell growth that characterizes cancer. Application of AvalonRx® has enabled us to identify structurally distinct compounds that appear to modulate a novel node in the Aurora pathway. We are currently conducting lead optimization efforts around one chemical family from this program. These compounds appear to work through a mechanism different than the multiple clinical-stage compounds that directly inhibit Aurora kinases. We have synthesized compounds from this family that are able to potently kill human cancer cells, in vitro and cause cellular effects characteristic of pathway inhibition. Studies with these compounds in animal models have shown good pharmacological properties, bioavailability, and modulation of pharmacodynamic markers in tumor xenograft studies. Our current plans are to complete optimization of this compound family and select a compound for preclinical development during 2007.

Survivin Program

The Survivin pathway is recognized as a critical but elusive pathway for intervention by cancer therapeutics. The Survivin pathway intersects cellular networks critical for cancer cell function; including cell death, cell growth, and drug and radiation resistance. The Survivin gene is broadly expressed in multiple tumor types (including breast, lung, prostate, pancreatic and colon), but is undetectable in most normal adult cells. Drugs targeted against the Survivin protein have been difficult to develop because of its lack of enzymatic function. We developed and conducted a high throughput screen to identify compounds that affect the Survivin pathway and are currently characterizing compounds from this screen. We plan to select a compound family for lead optimization during 2007.

Myc Program

We have recently initiated a drug discovery program targeting the Myc oncoprotein, one of the most important and previously undruggable cancer targets. Myc is one of the most frequently deregulated proteins in human cancer, and is associated with many types of aggressive tumors carrying a poor prognosis. We have developed and conducted a high throughput screen to identify compounds that affect the Myc pathway and plan to select a compound family for lead optimization during 2007.

Therapeutic Antibodies

In addition to our small molecule efforts, we have used AvalonRx® as a basis for establishing a partnership related to antibody drug candidates. Under a development agreement with Medarex, Inc., we have identified a novel extracellular protein that is strongly associated with cancer. We are working with our collaboration partner to generate therapeutic antibodies and may pursue in vivo proof of concept in animal models. After completion of these studies by Medarex, a biologics drug development program in this area, jointly resourced with Medarex, could commence.

Our Technologies

AvalonRx® is a proprietary platform that uses polymerase chain reaction (PCR), microarray technology, robotics and bioinformatics to enable fast, fully-automated, large-scale analysis of gene expression and its application to the discovery and development of drugs. We believe AvalonRx® has key advantages compared to conventional technologies.

First, unlike conventional drug discovery technologies that use isolated proteins as screening targets, AvalonRx® screens for drug candidates based on how they change the expression of gene biomarkers in living cells. A cell-based screening system may identify drug candidates that can not be effectively identified using conventional protein-based screening methods, and may allow the identification of multiple drug candidates with different activities from a single screen.

Second, AvalonRx® provides extensive information on the potential strengths and weaknesses of drug candidates. We have developed expertise in the use of this information, which we believe can lead to a deeper understanding of a drug candidate’s mechanism of action, faster and improved decision-making regarding which compound should be advanced into the next stage of development, and a more accurate prediction of a drug candidate’s safety and efficacy profile.

Third, we believe AvalonRx® can identify gene expression signatures that may be used as biomarkers of how a drug could behave in the human body, and for identification of which patients might be appropriate candidates for treatment. These gene expression signatures and biomarkers can be valuable in guiding drug candidate selection, clinical trial design and in drug commercialization. For example, we currently use such biomarkers in our AVN944 development program.

For these reasons, we believe AvalonRx® has the potential to discover drugs that conventional technologies are inherently unable to find and to move lead compounds and drug candidates through the development process with greater success.

We use AvalonRx® in an integrated systematic process for de novo discovery for ourselves and our partners. For example, in March 2007 we entered into a collaboration with Merck & Co., Inc. to discover, develop and commercialize inhibitors against a target in the area of oncology, and in September 2005 we entered into a drug discovery collaboration with Novartis. Additionally, we use individual components of AvalonRx® to improve existing discovery and development efforts in collaborations with others or to advance our programs, as in the case of AVN944.

Our Strategy

Our objective is to be a leading biopharmaceutical company focused on the discovery, development and commercialization of drug candidates for the treatment of cancer and other diseases. The key elements of our business strategy are as follows:

•	Advance the development of AVN944, our clinical stage, pan cancer candidate. We began conducting a U.S. Phase I trial for AVN944 in hematologic cancer patients in January 2006. We plan to initiate Phase II clinical trials in solid tumors and hematologic malignancies during 2007. During the clinical development of AVN944 and the development of all of our subsequent drug candidates, we intend to leverage AvalonRx® to accelerate decision-making by: (1) selecting biomarkers of responsive cancers, (2) identifying responsive patient populations for improved clinical trial design and outcome, and (3) determining appropriate drug combinations more quickly than with conventional methods.

•	Advance our internal anti-cancer therapeutic programs. We plan to advance the development of our lead candidates in both the β-catenin and the Aurora pathway programs to select and optimize pre-clinical candidates for both programs and to advance those candidates to clinical trials. We also plan to advance the Survivin pathway and the Myc pathway programs from the screening stage to the lead optimization stage and to identify lead candidates for both programs. We will continue to utilize AvalonRx® to discover and develop new therapeutic candidates against proprietary Avalon cancer targets and well-known cancer pathways proven to be difficult for conventional technologies to address.

•	Continue to deliver value for our partners and create new valuable partnerships. We have formed collaborations with Merck & Co., Inc., MedImmune, Inc., Novartis Institutes for Biomedical Research, Inc., Medarex, Inc. and ChemDiv, Inc. We will continue to deliver value to our partners by using AvalonRx® to discover and develop compounds together with our partners. We may form new partnerships involving some of our cancer pipeline programs that would: (1) enhance clinical development and maximize the potential therapeutic use and commercialization of AVN944; (2) enhance the development and maximize the potential therapeutic use and commercialization of our β-catenin, Aurora pathway, Myc and Survivin pathway programs; (3) discover, develop and commercialize novel drug candidates for other undruggable targets. Additionally, we may form new partnerships utilizing AvalonRx® as it has very broad applications across many therapeutic fields.

It is our intent to receive upfront payments for access to our technology, research and development funding, additional fees for the achievement of development milestones, and royalties on sales of products developed in collaboration with other companies.

Collaborative Relationships

Merck & Co., Inc.

In March 2007, we entered into a drug discovery, development and commercialization agreement with Merck & Co., Inc., to identify and develop inhibitors against a selected target in the area of oncology.

Under the terms of the agreement, we will use our AvalonRx® platform to screen a select set of compounds from Merck’s proprietary compound library and identify hits against this target, which is generally regarded as “intractable” based on the difficulty in identifying inhibitors of this target. We are responsible for the selection of compound families and optimization of those compounds to a preclinical candidate selection stage. Merck is responsible for the clinical development, regulatory approval and commercialization of any resulting product candidates. Under the agreement, we will receive milestone payments based on meeting a number of discovery, development and commercial milestones for multiple indications. If we achieve all of the milestones under the agreement, we will receive in excess of $200 million in milestone payments. We will also receive royalties on net sales of products marketed in the collaboration. The agreement does not provide for any minimum guaranteed payments to us by Merck.

The term of the agreement expires upon the expiration of all royalty obligations under the agreement. The agreement may be terminated earlier by Merck upon 60 days advanced written notice and in certain circumstances subject to the payment of specified fees by Merck. Additionally, in certain circumstances, we have the right to obtain licenses from Merck to continue the development and commercialization of potential product candidates derived from the research program. The agreement may also be terminated either by us or by Merck upon a material, uncured breach by the other party of the terms of the agreement, following the expiration of a 90 day cure period.

This collaboration allows us to combine our unique approach of targeting otherwise intractable cancer pathways with Merck’s strong drug discovery and development capabilities, and has the potential to lead to the identification of first-in-class drug candidates against this target.

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

We received an upfront technology access fee payment and MedImmune is funding all research and development activities at Avalon and MedImmune for the purpose of the collaboration. We may receive up to $16 million in milestone payments from MedImmune related to the discovery, development and commercialization of compounds resulting from this collaboration. We may also receive royalties on net sales of any products discovered in the collaboration.

Additionally, MedImmune has the option to initiate two additional small molecule drug discovery collaborations with us under similar terms.

The term of the agreement expires on the earlier of (i) 50 years from the date of the agreement or, (ii) such time as MedImmune’s obligation to pay royalties expires. The agreement also expires if, after the research is completed, MedImmune does not select a clinical candidate. The license agreement may be terminated sooner by either us or MedImmune upon, among other events, a material, uncured breach by the other party or by MedImmune for reason other than our material breach, upon 90 days notice.

Medarex

In October 2003, we entered into a collaboration with Medarex, Inc. to jointly research, develop and commercialize human antibodies against Avalon cancer targets. Using AvalonRx®, we have identified what we believe are key cancer targets based on the amplification of DNA and over expression of RNA in certain cancer cells. Medarex plans to use its UltiMAb Human Antibody Development System to generate antibodies to the identified disease targets. We intend to develop jointly with Medarex these antibodies for therapeutic intervention. Under the agreement, each party is obligated to use commercially reasonable efforts to conduct their respective research activities in accordance with jointly developed project plans and budgets for the research, development, manufacture and commercialization of human antibodies resulting from this collaboration. The agreement generally provides that all costs associated with the research, development, manufacturing and commercialization of any such antibodies are to be shared equally between Avalon and Medarex and that any operating profits or losses with respect to commercial products derived from the collaboration are to be similarly shared equally between the two parties. The agreement further provides that either party may voluntarily opt-out of its research, development and commercialization obligations. Upon the exercise of such opt-out right, the non-terminating party has the option to unilaterally continue research, development, manufacture and commercialization activities with respect to these antibodies.

ChemDiv, Inc.

In July 2006, we entered into a collaboration agreement with ChemDiv, Inc. for the discovery and development of small molecule oncology therapeutics. Avalon and ChemDiv will share in the costs of development and the value of any lead candidate resulting from their joint research efforts. Additional terms of the agreement provide Avalon with the right to select 200,000 compounds from the ChemDiv library for use in all of Avalon’s discovery programs. We will use our proprietary AvalonRx® platform to discover new active compounds in screens against selected targets and target pathways. ChemDiv will provide us with access to its Discovery outSourcetm services platform, including one of the world’s largest commercially available chemical library, as well as medicinal and synthetic chemistry for the discovery and development of new active compounds.

The term of the agreement expires 60 years from the effective date. The collaboration may be terminated sooner upon mutual written agreement of both parties.

Novartis

In September 2005, we entered into an agreement with Novartis Institutes for Biomedical Research, Inc. for the discovery of small molecule therapeutic compounds targeted against a pathway selected by Novartis. Under the terms of the agreement we are using AvalonRx® to identify and characterize compounds from Novartis’ chemical library. Novartis is responsible for lead optimization, preclinical and clinical testing of any resulting product candidates, as well as all future development and sales and marketing activities.

We received an upfront technology access fee and Novartis is funding all research activities at Avalon for the purpose of the collaboration. We may receive milestone payments from Novartis based on the achievement of the following milestones: (1) identification of a validated hit compound and (2) identification of a lead compound.

In January 2007 the initial agreement term was amended from 18 months to 30 months from the date of inception. The agreement may be terminated sooner by either us or Novartis upon a material, uncured breach by the other party upon 60 days notice. In February 2007, following Avalon’s successful validation of an AvalonRx® based screen for monitoring disruption of the selected pathway, the parties have agreed to initiate the primary screen against a large subset of Novartis’ compound library. Under the terms of the agreement, the initiation of the screening phase triggered a $500,000 payment to Avalon for research support.

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

We have additional collaborations with, or licenses from, various academic or private research institutes through which we have access to various materials, such as samples of disease tissue, cell lines, RNA and DNA samples, or cytogenetic preparations. The materials from these collaborations are used in our drug and target discovery programs. In these relationships, we have sole rights to any inventions that we may derive for the use of materials, and we are under no obligation to provide any royalty or milestone payments.

Patents, Licenses and Proprietary Rights

We generally seek patent protection for our product candidates in the United States and abroad and protect our technologies through patents and trade secrets.

Vertex license

In February 2005, we entered into a license agreement with Vertex Pharmaceuticals for the development and commercialization of AVN944 in oncology indications. Under the terms of the license, we hold exclusive rights to develop and commercialize AVN944 worldwide for the treatment or prevention of cancer. In consideration for this license, we paid Vertex a total of $5 million in upfront license fees. In addition, we have agreed to pay Vertex milestone payments based on the achievement of the following milestones: (1) initiation of the first human clinical trial, the results of which are designed to demonstrate the safety and efficacy of AVN944 on a sufficient number of patients to support regulatory approval of the drug in any country (generally a Phase III clinical trial); (2) first filing of a new drug application for AVN944 in any country; and (3) first regulatory approval of AVN944 in any country. Assuming we achieve each of these milestones in both hematologic and solid tumor indications, we will pay Vertex up to $68 million in milestone payments. Upon commercialization, we will pay Vertex royalties on product sales.

If we fail to obtain regulatory approval and initiate sales and marketing efforts in any other countries within a year after there are commercial sales in all of the following countries: the United States, the United Kingdom, France, Germany, Italy, Spain and Japan, Vertex has the right to market and sell AVN944 drug product on our behalf in any such other countries.

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

Patent rights; licenses

Our licensors and we have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of December 31, 2006, we held or had licenses to 79 issued, allowed or pending patents worldwide, of which 4 are issued or allowed in the U.S. These patents and patent applications pertain to compounds, gene targets and methods and processes of discovering future product candidates.

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

We face competition from many pharmaceutical and biotechnology companies. We are aware that most large pharmaceutical companies have small molecule development programs in the field of cancer. We compete with a number of biotechnology companies, such as Amgen, Inc., Ariad Pharmaceuticals, Inc., ArQule, Inc., Array Biopharma, Inc., Millennium Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc, OSI Pharmaceuticals, Inc., Oxigene, Inc., and Telik, Inc. that are developing small molecule therapeutics as treatments for cancer. We are aware of other companies that are developing IMPDH inhibitors as potential therapeutics for diseases other than cancer.

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

We currently have only one supplier for certain of our manufacturing components, including components necessary for AVN944. Currently, we procure raw materials, for the production of AVN944 from a limited number of suppliers. We have plans in place to develop multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production.

Marketing and Sales

We continue to explore opportunities for corporate alliances and partners to help develop and ultimately commercialize our product candidates. Our strategy is to enter into collaborative arrangements with pharmaceutical and other companies for some or all aspects of development, manufacturing, marketing, and sales of our products that will require broad marketing capabilities and overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for rights to market specific products in particular geographic territories. We hold exclusive rights to develop and commercialize AVN944 worldwide for the treatment or prevention of cancer.

Government Regulation

Government authorities in the United States at the federal, state, and local levels extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of pharmaceutical products, biologics, and medical devices. Our drug candidates are subject to regulatory approval by the FDA prior to commercialization. Various federal, state, and local statutes and regulations also govern testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. We will also be required to obtain regulatory approval from comparable agencies in foreign countries before commercial marketing in those countries. Before a drug candidate is approved by the FDA for commercial marketing, rigorous preclinical and human clinical testing is conducted to test the safety and effectiveness of the product.

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

Phase I, II, and III testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend (place on “clinical hold”), or terminate the testing based upon the data accumulated to that point and the agency’s assessment of the risk/benefit ratio to the patient. The FDA may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of products under development. Furthermore, IRBs, which are independent entities constituted to protect human subjects at the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials at their respective institutions at any time for a variety of reasons, including safety issues.

New Drug Application

After the successful completion of Phase III clinical trials, the sponsor of the new drug submits a New Drug Application, or NDA, to the FDA requesting approval to market the product for one or more indications. An NDA is a comprehensive, multi-volume application that includes, among other things, the results of all preclinical studies and clinical trials, information about the drug’s composition, and the sponsor’s plans for producing, packaging, and labeling the drug. Under the Pediatric Research Equity Act of 2003, an application also is required to include an assessment, generally based on clinical study data, on the safety and efficacy of drugs for all relevant pediatric populations before the NDA is submitted. The statute provides for waivers or deferrals in certain situations. In most cases, the NDA must be accompanied by a substantial user fee. In return, the FDA assigns a goal of 10 months from acceptance of the application to return of a first “complete response,” in which the FDA may approve the product or request additional information.

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

The Hatch-Waxman Act also provides a legal pathway for approving generic versions of the innovator’s drug product once the marketing exclusivity period has ended and all relevant patents have expired (or have been successfully challenged and defeated). Thus, the marketing exclusivity of the innovator product will run through the remaining life of its patent(s) and any additional non-patent marketing exclusivity, unless the marketing exclusivity is shortened by a successful patent challenge.

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

In Europe, this process now includes obtaining regulatory authorization, similar to pursuit of IRB approval, to begin clinical studies. The AVN944 dose-escalation study in the United Kingdom was not conducted under a United States IND. At the time, studies in healthy volunteers in the United Kingdom did not require regulatory approval and could commence after a favorable opinion from a private ethics committee. As of May 2004, pursuant to the EU Clinical Trials Directive, all U.K. clinical trials in humans require submission and approval of a Clinical Trial Application by regulatory licensing authorities and a favorable ethics committee opinion.

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

Employees

As of December 31, 2006, we had 56 full-time employees, 18 of whom hold M.D. or Ph.D. degrees and 28 of whom hold other advanced degrees. Of our total workforce, 39 are engaged primarily in research and development activities and 17 are engaged primarily in business development, finance, marketing and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

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

ITEM 1A.	RISK FACTORS

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

We will continue to expend substantial resources for research and development, including costs associated with developing our technology and conducting preclinical testing and clinical trials. During 2005 we completed an initial public offering of our common stock resulting in $25.1 million in net proceeds to us. During 2006, we completed a private placement of our common stock raising an additional $7.3 million. Subsequent to December 31, 2006, we completed a private placement of our common stock raising an additional $10.0 million. Nevertheless, we will need to raise substantial additional capital to continue to fund our operations, including to:

•	fund clinical trials and seek regulatory approvals;

•	pursue the development of additional product candidates;

•	maintain and expand our research and development activities;

•	access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of our intellectual property portfolio; and

•	hire additional personnel.

Our future capital requirements will depend on a number of factors, including:

•	the size and complexity of research and development programs;

•	our ability to attract and retain partners;

•	the scope and results of preclinical testing and clinical trials;

•	continued scientific progress in our research and development programs;

•	the time and expense involved in seeking regulatory approvals;

•	competing technological and market developments;

•	acquisition, licensing and protection of intellectual property rights; and

•	the cost of establishing manufacturing capabilities and conducting commercialization activities.

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

We have experienced significant operating losses since our inception. We do not currently have any products that have been approved for marketing, and we continue to incur research and development and general and administrative expenses related to our operations. We had net losses of $17.1 million for the year ended

December 31, 2006. We expect our annual operating losses to continue over the next several years. Our losses, among other things, have caused and will continue to cause our and working capital stockholders’ equity to decrease. To date, we have derived all of our revenue in connection with collaborations. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. To become and remain profitable, we must succeed in developing and commercializing novel drugs with significant market potential. This will require us to succeed in a range of challenging activities, including conducting clinical trials, obtaining regulatory approvals, entering into appropriate collaborations, and manufacturing, marketing and selling commercial products. We may never succeed in these activities, and may never generate revenues sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain it. If we fail to earn profits, or if we cannot sustain profitability, the market price of our common stock is likely to decline. In addition, we may be unable to raise capital, expand our business, diversify our product offerings or continue our operations.

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

The drug discovery methods we employ through AvalonRx® that are based upon gene expression analysis are new and, in several ways, unproven. For instance, our drug discovery technology profiles the effects of compounds on thousands of genes in a cell rather than an isolated target, a process that is novel and unproven in its usefulness to develop commercially viable drugs. There is limited scientific understanding generally relating to the regulation of gene expression and the role of genes in complex diseases, and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying compounds that show effects on the pathways that cells use to control the expression of genes associated with cancer, these discoveries may not lead to the development of effective drugs. Furthermore, the safety and efficacy of drugs that alter gene expression have not yet been established.

We may be unable to accelerate the drug discovery process.

Although we believe that one of the advantages of AvalonRx® is its ability to accelerate the drug discovery process, we have not yet identified a drug candidate using AvalonRx® that has advanced beyond in vivo preclinical testing. Therefore, we cannot confirm that AvalonRx® performs as reliably as conventional drug discovery methods. Our lead drug candidate, AVN944, was not discovered or developed with AvalonRx®. Until we succeed in discovering compounds that become approved drugs, we will not be certain that the efficiency that we believe is afforded by AvalonRx® is commercially meaningful.

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

If we fail to enter into new strategic collaborations, or if existing collaborations are terminated, we will not grow our revenue and our ability to exploit AvalonRx® to discover drugs for diseases other than cancer will be limited.

Our business strategy is based in part upon entering into strategic collaborations. To date, all of our revenue has been generated from strategic collaborations, and we continue to rely on our strategic collaborations with MedImmune, Inc., Medarex, Inc. and Novartis Institutes for Biomedical Research, Inc. as a means of furthering our research initiatives. Both the Merck and MedImmune collaborations have provisions that could result in their termination without material breach by Avalon. If we are unable to secure strategic collaborations in the future, or if existing collaborations are terminated prematurely, our revenue will not grow or will decrease and our business will be harmed. Strategic collaborations also provide us with insights into diseases other than cancer by exposing us to the expertise of collaboration partners which focus on these diseases. If we are unable to secure strategic collaborations which expand our disease expertise, we may harm our ability to broaden our drug discovery and development activities to diseases other than cancer.

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

We currently have more than 250,000 individual compounds and 10,000 chemical extracts available for screening in our AvalonRx® drug discovery platform. This may not be a sufficient number of compounds to isolate rare hits against key drug targets or there may be an insufficient number with appropriate drug-like properties.

We face intense competition in the development and commercialization of our drug candidates.

Our business will be harmed if our competitors develop and market drugs that are more effective, have fewer side effects or are less expensive than our drug candidates. With respect to our drug discovery programs, other companies have drug candidates in clinical trials to treat types of cancer for which we are seeking to discover and develop drug candidates. These competing drugs are further advanced in development than are any of our drug candidates and may result in effective, commercially successful drugs. Even if we are successful in developing effective drugs, our products may not receive marketing approval or, if they do, may not be approved for a disease or with labeling that allows our products to compete effectively with or other commercial products. Our competitors may succeed in developing and marketing drugs either that are more effective than those that we may develop or that are marketed before any drugs we develop are marketed.

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

We are aware of other companies that are developing IMPDH inhibitors as potential therapeutics for diseases other than cancer. Additionally, our license from Vertex is limited to the compound AVN944 and does not prevent Vertex from developing or licensing to third parties the right to develop other IMPDH inhibitors, including compounds similar to AVN944 that could compete directly with it.

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

We had 56 full-time employees as of December 31, 2006, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and managers. We compete with pharmaceutical and biotechnology companies, contract research companies, government agencies and academic and research institutions to recruit scientists. We may not be successful in attracting new scientists or managers or in retaining or motivating our existing personnel. Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Dr. Kenneth C. Carter, our President and Chief Executive Officer.

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

If we are successful in our plans, we expect rapid and significant growth in all areas of our operations as we develop our drug candidates. If our lead drug candidate, AVN944, and our other drug candidates enter and advance through the clinical trial process, we will need to rapidly expand our research, development, regulatory, manufacturing and marketing capabilities or contract with others to provide these functions for us. As our operations expand, we will need to hire additional personnel and add corporate capabilities we currently do not have. In addition, we will need to manage relationships with various manufacturers, collaborators, suppliers, contract research and other organizations. Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement such improvements to our management information and internal control systems in an efficient and timely manner and may discover deficiencies in existing systems and controls. Our failure to accomplish any of these tasks could materially harm our business.

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

In order to finance improvements to our corporate office and research facility, we have entered into a loan agreement with MIDFA and a letter of credit agreement with M&T Bank that contain, among other terms, extensive restrictions on our operations, requires us to comply with certain affirmative covenants and requires us to maintain or satisfy specified financial ratios and tests, including among other things, as of December 31, 2006, a $7.7 million minimum level of tangible net worth, a $5.8 million minimum restricted cash balance, and a minimum ratio of current assets to current liabilities of 1.5:1. Any breach or failure to comply with these restrictions, covenants, financial tests or financial ratios could result in an event of default under these agreements. These agreements are secured by improvements to our corporate office and research facility, certain financed equipment and a collateral account which, as of December 31, 2006, had an adjusted market value of $5.5 million. Upon an event of default, MIDFA and M&T Bank have the right to declare all amounts outstanding under these credit agreements to be immediately due and payable and may enforce their rights by foreclosing on collateral pledged under these agreements. In addition, upon an event of default MIDFA and M&T Bank could restrict our ability to make additional borrowings under these agreements. Any decision by MIDFA or M&T Bank to enforce any one or more of the foregoing remedies upon an event of default could materially harm our business.

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

Except for patent rights to the composition of matter for AVN944 that we licensed from Vertex, our pending patent applications and granted patents cover compounds in one of the drug development programs that we are actively pursuing. The U.S. patent and foreign patents under which we have licensed rights from Vertex to AVN944 expire beginning on March 20, 2020.

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

Our drug discovery technology is not patented, and the value of our technology and drug candidates could be adversely affected if we are unable to protect the confidentiality of our proprietary information, know-how and trade secrets.

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

The commercial success of our drug candidates will depend significantly on the availability of reimbursement to the patient from third party payors, such as the government and private insurance plans. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, signed into law in 2003, added prescription drug coverage to Medicare beginning in 2006 and added a voluntary drug discount card for Medicare beneficiaries. Other governmental and private payer initiatives, however, may limit reimbursement for drugs. Capitated payment systems and other cost containment systems are now widely used by public and private payers and have caused hospitals and health maintenance organizations to be more cost-conscious in their treatment decisions, including decisions regarding the medicines to be made available to their patients. Future legislation may limit the prices that can be charged for drugs we develop and may limit our commercial opportunity and reduce any associated revenue and profits. For example, Congressional action regarding drug reimportation into the United States may affect the pricing of drugs. The Medicare Prescription Drug Plan legislation, which became law in December 2003, requires the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States. The Secretary retains the discretion not to implement a drug reimportation plan if he finds that the benefits do not outweigh the costs. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, they could decrease the price we receive for any products that we may develop, negatively affecting our anticipated revenues and prospects for profitability.

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

Our directors, executive officers and principal stockholders, together with their affiliates, as of March 15, 2007, beneficially owned, in the aggregate, 5,371,245 shares or approximately 53% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We currently lease 55,897 square feet for our corporate offices and research and development laboratories located at 20358 Seneca Meadows Parkway, Germantown, Maryland. The lease expires on February 1, 2013. We have options to extend the term of this lease for two additional consecutive terms of 5 years each. We believe that these facilities are sufficient for our current needs. We have additional space in our current facilities to accommodate our anticipated growth over the next several years.

ITEM 3.	LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters for approval of our stockholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market and on the Pacific Exchange (for trading on the Archipelago Exchange, or Arch Ex) under the symbol “AVRX.” Prior to September 29, 2005 our common stock was not listed or quoted on any national exchange or market system.

The following table sets forth, for the periods indicated, the high and low sale price for our common stock as reported on the NASDAQ Global Market.

	High	Low

2006:
First Quarter (January 1 — March 31)	$5.99	$3.80
Second Quarter (April 1 — June 30)	$5.45	$3.30
Third Quarter (July 1 — September 30)	$3.98	$2.20
Fourth Quarter (October 1 — December 31)	$4.35	$2.47

	High	Low

2005:
Third Quarter (September 29 — September 30))	$10.75	$8.26
Fourth Quarter (October 1 — December 31)	$9.25	$4.26

On March 15, 2007, the last sale price reported on the NASDAQ Global Market for our common stock was $3.80.

Stockholders

As of March 15, 2007, there were approximately 1,340 holders of record of our common stock.

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

Unregistered Sales of Securities

Not applicable.

Use of Proceeds

On September 28, 2005, our Registration Statement on Form S-1 (333-124565) covering our initial public offering was declared effective by the Securities and Exchange Commission. From the effective date of our Registration Statement on Form S-1 through December 31, 2006, we have utilized approximately $17.1 million of the net proceeds of our initial public offering to fund our operations and approximately $0.6 million to make interest and principal payments under our loan agreement with MIDFA and equipment financing arrangement with GE Capital.

Issuer Purchases of Equity Securities

None.

Performance Graph

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on September 29, 2005, the date our common stock was first publicly traded, at the closing price of our common stock on that date, and plotted at the close of the last trading day of 2005 and 2006, in each of (i) our common stock, (ii) the Nasdaq Global Stock Market Index of U.S. Companies, which we refer to as the Nasdaq Stock Market (U.S.), and (iii) the Nasdaq Global Stock Market Pharmaceutical Index, which we refer to as the Nasdaq Pharmaceutical Index. The stock price performance on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS

	Cumulative Total Returns
	9/29/05	12/30/05	12/29/06
Avalon Pharmaceuticals, Inc.	$100.00	$47.42	$41.10
Nasdaq Stock Market (U.S.)	100.00	138.56	121.27
Nasdaq Pharmaceutical Index	100.00	102.36	100.19

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the years in the five-year period ended December 31, 2006. The information below should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share data)

SUMMARY STATEMENTS OF OPERATIONS:
Revenue	$2,724	$1,544	$1,900	$100	$—
Operating expenses:
Research and development	13,269	15,789	10,680	12,510	12,832
General and administrative	7,661	5,066	4,325	4,567	4,434

Total operating expenses	20,930	20,855	15,005	17,077	17,266

Loss from operations	(18,206)	(19,311)	(13,105)	(16,977)	(17,266)

Other income (expense):
Interest income	1,288	503	327	678	1,157
Interest expense	(808)	(1,147)	(890)	(701)	(52)
Other	624	663	8	(75)	(5)

Other income (expense), net	1,104	19	(555)	(98)	1,110
Net loss	$(17,102)	$(19,292)	$(13,660)	$(17,075)	$(16,156)

Dividends on and accretion of convertible preferred stock	—	(1,111)	(1,449)	(1,449)	(1,401)
Net loss attributed to common shareholders	(17,102)	(20,403)	(15,109)	(18,524)	(17,557)
Net loss per share — basic and diluted	$(1.74)	$(9.58)	$(117.65)	$(146.29)	$(139.61)
Weighted average number of shares of Common Stock outstanding	9,841,235	2,129,388	128,417	126,630	125,757

	As of December 31,
	2006	2005	2004	2003	2002
			(In thousands)

SUMMARY BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities(1)	$20,430	$27,748	$14,309	$27,720	$39,692
Working capital	9,081	17,070	5,545	15,300	34,969
Total assets	31,391	41,282	29,292	46,055	53,112
Total debt	8,725	10,944	13,631	16,234	4,097
Accumulated deficit	(102,704)	(85,602)	(65,949)	(51,454)	(33,553)
Total stockholders’ equity	17,874	25,883	(65,971)	(51,435)	(33,388)

(1)	Includes restricted cash of $5.5 million, $6.3 million and $6.1 million at December 31, 2006, 2005 and 004, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery and development of novel therapeutics. Our pipeline of drug candidates includes our lead candidate, AVN944. AVN944 is an oral, small molecule drug candidate currently in early stage clinical development for the treatment of hematologic cancers. We seek to discover and develop novel therapeutics through the use of a comprehensive, innovative and proprietary suite of technologies based upon large-scale gene expression analysis, which we call AvalonRx®.

Since we commenced operations in January 2000, our operations have consisted primarily of developing AvalonRx®, utilizing our technology to seek to discover and develop novel cancer therapeutics, and the in-license and development of AVN944. During that period, we have generated limited revenue from collaborative partners, and have had no revenue from product sales. Our operations have been funded principally through the offering of equity securities and debt financings.

We have never been profitable and, as of December 31, 2006, we had an accumulated deficit of $102.7 million. We had net losses of $17.1 million for the year ended December 31, 2006, $19.3 million for the year ended December 31, 2005, and $13.7 million for the year ended December 31, 2004. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.

Collaboration Revenue.  Since inception, we have generated revenue solely in connection with our collaboration and pilot study agreements. Our collaborations with MedImmune and Novartis include upfront payments, research funding, and payments for the achievement of certain discovery and development related milestones. During 2006, we recognized revenue from our collaboration agreements with MedImmune, Novartis and the University of Louisville.

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

Our total research and development expenses for the years ended December 31, 2006, 2005 and 2004 were $13.3 million, $15.8 million, and $10.7 million, respectively, and $3.4 million for the three months ended December 31, 2006. During 2006, we incurred expenses of $2.4 million related to the development of AVN944. Other than for our clinical candidate AVN944, we do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. During 2006, we estimate that 12% and 21% of research and development expenses were attributable to research related to our β-catenin and Aurora pathway programs, respectively. We estimate that 17% of research and development expenses were attributable to collaborations with MedImmune, Novartis and the University of Louisville. The remaining expenses included all personnel and related expenses and other research and development expenses not attributable to any specified discovery and development program. Prior to 2004, we completed research related to developing and improving our ability to use AvalonRx®. There were not substantial research costs related to specified programs prior to 2004. We begin to track development costs for a program after an individual molecule has been selected for formal pre-clinical development. Research and development expenses as a percentage of total operating expenses for the years ended December 31, 2006, 2005 and 2004 were 63%, 76% and 71%, respectively.

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

Our significant accounting policies are more fully described in Note 2 to our audited financial statements included under Item 8 of this Annual Report on Form 10-K. We believe that the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue estimated liabilities include contract service fees paid to contract research organizations in connection with our preclinical testing and legal and other professional services. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, or SFAS 123(R), “Share-Based Payment” SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including those made pursuant to stock option and employee stock purchase plans.

We adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Prior to the adoption, we disclosed such costs on a pro forma basis in the notes to our financial statements. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect the impact of FAS 123(R).

For the year ended December 31, 2006, we recorded approximately $1.7 million of stock-based compensation expenses, of which $0.5 million was included in research and development expense and $1.2 million was included in general and administrative expense. Since we continue to operate in a net loss, the adoption of SFAS 123(R) had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the year ended December 31, 2006. As of December 31, 2006, unamortized stock-based compensation expenses of approximately $2.0 million remains to be recognized over a weighted-average period of approximately 2.86 years. We amortize stock-based compensation expenses on a straight-line ratable basis over the vesting period.

We estimated the fair value of stock options granted during the three months ended December 31, 2006 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 6 years based on the simplified method for estimating the expected term of stock options; (ii) expected volatility of 69.6% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 4.55% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we calculated a 3.24% annual forfeiture rate, which we believe is a reasonable assumption. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the same period estimates are revised.

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue.  Total revenues increased by $1.2 million, or 76%, to $2.7 million for the twelve months ended December 31, 2006 from $1.5 million for the same period in 2005. The increase in revenues was attributable to our collaboration agreements with MedImmune, Novartis and the University of Louisville, all of which were initiated during 2005.

Research and Development.  Research and development expenses decreased by $2.5 million, or 16%, to $13.3 million for the twelve months ended December 31, 2006 from $15.8 million for the same period in 2005. The decrease in research and development expenses was primarily attributable to the inclusion in the prior year period of an upfront payment of $5.0 million for the in-license of AVN944. This decrease was offset by compensation expense related to the issuance of stock options, an increase in clinical trial costs related to our AVN944 drug candidate and an increase in lab supplies expense related, in part, to collaboration and drug development programs.

Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

General and Administrative.  General and administrative expenses increased by $2.6 million, or 51%, to $7.7 million for the twelve months ended December 31, 2006 from $5.1 million for the same period in 2005. The increase is attributable to compensation expense related to issuance of stock options, salaries and bonuses for new hires, increases in compensation to executives and staff, and other expenses from operating as a public company.

Interest Income.  Interest income increased by $785,000, or 156%, to $1.3 million for the twelve months ended December 31, 2006, compared to $503,000 for the same period in 2005. The increase in interest income is a result of interest earned on proceeds from the issuance of common stock, including proceeds from our initial public offering, and higher average interest rates.

Interest Expense.  Interest expense decreased by $339,000, or 30%, to $808,000 for the twelve months ended December 31, 2006, compared to $1.1 million for the same period in 2005. The decrease in interest expense was primarily related to the conversion of our outstanding convertible notes into common stock at the close of our initial public offering in October 2005, and lower balances on our long term debt. This decrease was offset, in part, by higher average interest rates on our long term development bond financing.

Other Income.  Other income decreased by $39,000, or 6%, to $624,000 for the twelve months ended December 31, 2006, compared to $663,000 for the same period in 2005. The decrease in other income was primarily related to a decrease in shared services utilized by subtenants in our facility.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

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

Research and Development.  Research and development expenses increased $5.1 million, or 48%, to $15.8 for the twelve months ended December 31, 2005, from $10.7 million for the same period in 2004. This increase was driven primarily by a $5.0 million expense related to our licensing agreement with Vertex Pharmaceuticals and accrual of annual performance bonuses for research and development personnel. No annual performance bonuses were accrued or paid during 2004.

The largest components of our research and development expense, excluding the in-license fee for AVN944, are personnel costs for our scientific staff, laboratory supplies, facility costs for our laboratories and the use of third-party services.

General and Administrative.  General and administrative expenses increased by $741,000, or 17%, to $5.1 million for the twelve months ended December 31, 2005 from $4.3 million for the same period in 2004. This increase was primarily attributable to the accrual of annual performance bonuses for general and administrative personnel and increases in outside accounting and professional fees. These increases were offset, in part by a decrease in travel and entertainment expenses.

The largest components of our general and administrative costs are personnel costs for our administrative staff, legal costs primarily attributed to our intellectual property protection activities, and travel.

Interest Income.  Interest income increased by $176,000, or 54%, to $503,000 for the twelve months ended December 31, 2005 from $327,000 for the same period in 2004. This increase is a result of interest earned on proceeds from our initial public offering of common stock.

Interest Expense.  Interest expense increased by $257,000, or 29% to $1.1 million for the twelve months ended December 31, 2005 from $890,000 for the same period in 2004. This increase was primarily related to accrued interest on outstanding convertible notes and a higher average interest rate on our long term debt.

Liquidity and Capital Resources

Overview

Our primary cash requirements are to:

•	fund our research, development and clinical programs;

•	obtain regulatory approvals;

•	prosecute, defend and enforce any patent claims and other intellectual property rights;

•	fund general corporate overhead; and

•	support our debt service requirements and contractual obligations.

Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

We have incurred operating losses since our inception and historically have financed our operations principally through public stock offerings, private placement of equity securities, strategic collaborative agreements that include research and development funding, development milestones and investment income.

In evaluating alternative sources of financing we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.

As of December 31, 2006, we had cash, cash equivalents and marketable securities of approximately $20.4 million, which is a decrease of $7.3 million from December 31, 2005. Of the $20.4 million balance at the end of 2006, $5.5 million was held in a restricted account to serve as collateral for our long-term debt. Our funds are currently invested in investment grade and United States government securities.

Sources and Uses of Cash

Operating Activities.  Net cash used in operating activities was $12.0 million, $13.4 million and $9.8 million in 2006, 2005 and 2004, respectively. In 2006, our net loss of $17.1 million was reduced by non-cash charges of $4.3 million, primarily associated with the issuance of stock options, depreciation and amortization, and a $723,000 increase in our net operating assets and liabilities. In 2005, our net loss of $19.3 million was reduced by non-cash charges of $3.4 million, primarily associated with depreciation and amortization, and a $2.4 million increase in net operating assets and liabilities, primarily associated with a $1.9 million increase in deferred revenue. In 2004, our net loss of $13.7 million was reduced by non-cash charges of $3.7 million, primarily associated with depreciation and amortization, and a $106,000 increase in net operating assets and liabilities.

Investing Activities.  Net cash provided by investing activities was $398,000 in 2006, net cash used by investing activities was $6.3 million in 2005, and net cash provided by investing activities was $9.9 million in 2004. In 2006, net cash provided by investing was driven by $749,000 of proceeds from the sale of marketable securities in excess of purchases of marketable securities, offset by $351,000 purchases of property and equipment. In 2005, net cash used by investing activities was primarily associated with $6.0 million purchases of marketable securities in excess of proceeds from the sale of securities. In 2004, net cash provided by investing activities was primarily associated with $10.0 million of proceeds from the sale of securities in excess of purchases of securities.

Financing Activities.  Net cash provided by financing activities was $5.0 million and $27.2 million in 2006 and 2005, respectively. Net cash used by financing activities in 2004 was $2.9 million. In 2006, net cash provided by financing activities included $7.4 million of net proceeds from the issuance of common stock. This amount was offset by $2.2 million of repayments on debt. In 2005, net cash provided by financing activities was driven by $30.1 million of proceeds from the issuance of common stock and convertible notes. In 2004, net cash provided by financing activities was primarily associated with $2.6 million of repayments on debt.

Credit Arrangements

In April 2003, we entered into a series of agreements with the Maryland Industrial Development Financing Authority, or MIDFA, and Manufacturers and Traders Trust Company, or M&T Bank, in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs we incurred for improvements to our facility. We are required to repay the trust $1.2 million annually for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during 2006 and 2005 was 5.18% and 3.48%, respectively.

In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. As of December 31, 2006 and 2005, the letter of credit amount was $8.5 million (consisting of $8.4 million of principal and $138,100 in interest) and $9.8 million (consisting of $9.6 million of principal and $157,800 in interest), respectively. The letter of credit expires the earlier of April 8, 2008, or the date the bonds have been paid in full. In consideration of the letter of credit, we have granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash. The Company is in compliance with all financial covenants contained in the Company’s letter of credit.

In June 2002, we entered into an equipment line of credit with General Electric Capital Corporation (“GE Capital”) that provided for borrowings of up to $5.0 million. In 2003, the line of credit was increased to allow for an additional $2.0 million in borrowings. During 2002 and 2003 a total of $5.6 million was borrowed by us under the equipment line of credit. No draws have been made since 2003 and the availability of the line of credit has lapsed. Each draw has been treated as a separate promissory note bearing interest between 7.09% and 8.68% over 36- to 48-month terms. The line of credit is secured by the applicable equipment, fixtures, and personal property financed by the line of credit. In connection with draws under the line of credit, the lender received warrants to purchase a total of 39,306 shares of our Series B preferred stock at an exercise price of $3.53, which subsequently automatically converted into warrants to purchase 8,666 shares of common stock at an exercise price of $28.24 per share in connection with the closing of our initial public offering. At December 31, 2006, roughly $329,000 in borrowings remained outstanding under this line of credit.

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

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2006 (in thousands):

	Payment Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt(1)	$11,014	$2,156	$4,866	$2,758	$1,233
Operating lease obligations(2)	4,716	718	2,287	1,641	70
Cooperative research and development agreements(3)	27	28	—	—	—

Total(4)	$15,757	$2,902	$7,153	$4,399	$1,303

(1)	Includes principal, interest and letter of credit fee payments on our development bond financing and principal and interest payments on our equipment financing. Our development bond financing carries a variable interest rate. Amounts presented in the table assume a fixed rate of 5.45% that was in effect on December 31, 2006. The table does not include potential discounts for debt prepayment.

(2)	Our operating lease obligations relate to the lease for our headquarters in Germantown, Maryland.

(3)	Cooperative research and development agreements include commitments into which we have entered as of December 31, 2006 to engage third parties to perform various aspects of our research and development efforts subsequent to that date.

(4)	The table above reflects only payment obligations that are fixed and determinable. Accordingly, the table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, including our license with Vertex Pharmaceuticals Incorporated for the development and commercialization of AVN944, as the timing and likelihood of such payments are not known. We also have service agreements with clinical sites for the conduct of our U.S. Phase I clinical trial of AVN944 in cancer patients. We make payments to these sites based upon the actual number of patients enrolled and the period of follow-up in the trials. We do not have minimum payment obligations under these agreements and the amount to be paid to each center and the timing of those payments will vary based on the negotiated amount paid for each patient to be treated and for each patient screened who fails to or declines to participate in the clinical trial. Due to the variability associated with these agreements and the timing of patient enrollment, we are unable to estimate with certainty the future patient enrollment costs we will incur.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted Statement 123(R) on January 1, 2006. See Note 2 to our audited financial statements included under Item 8 of this Annual Report on Form 10-K for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Subsequent Events

On January 23, 2007, we sold 3,000,000 shares of our common stock to seventeen accredited institutional investors for a total purchase price of $10.0 million. We intend to use the proceeds from this offering to support our research and development activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. At December 31, 2006, we had $8.4 million of obligations which were subject to variable rates of interest under our development bond financing with MIDFA. If market interest rates increased 1% from the rate at December 31, 2006, our annual interest expense would increase approximately $84,000, assuming that obligations subject to variable interest rates remained constant.

In addition, the value of our portfolio of cash equivalents and investments is subject to market risk from changes in interest rates.

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. As of December 31, 2006, we had cash and cash equivalents, short-term and long-term investments and restricted cash of $20.4 million as follows:

Cash and cash equivalents	$3.1 million
Short-term investments	$10.0 million
Long-term investments	$1.8 million
Restricted cash	$5.5 million

We maintain an investment portfolio of investment grade government agency notes and corporate bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of December 31, 2006, securities totaling $10.0 million mature in the next 12 months and $1.8 million mature after December 31, 2007. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations.

We have operated in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Avalon Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Avalon Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avalon Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements the Company changed its method of accounting for stock-based compensation in 2006 upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  Ernst & Young LLP

McLean, Virginia
March 13, 2007

Avalon Pharmaceuticals, Inc.

Balance Sheets

	December 31,
	2006	2005
	(In thousands, except
	share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$3,099	$9,732
Short-term marketable securities	9,980	10,922
Accounts receivable	724	794
Interest receivable	175	201
Prepaid expenses	642	833
Deposits	102	102

Total current assets	14,722	22,584
Restricted cash and marketable securities	5,520	6,313
Property and equipment, net	8,923	10,997
Long-term marketable securities	1,831	781
Deposits	105	205
Deferred financing costs	290	401

Total assets	$31,391	$41,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,857	$1,098
Accrued expenses and other current liabilities	1,232	913
Deferred revenue	1,034	1,273
Current portion on long-term debt	1,518	2,230

Total current liabilities	5,641	5,514
Deferred rent	469	468
Long-term deferred revenue, net of current portion	200	650
Long-term debt, net of current portion	7,207	8,714
Other long-term liabilities	—	53
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 10,137,340 and 8,407,376 shares issued and outstanding at December 31, 2006 and 2005, respectively	101	84
Additional capital	120,477	111,677
Deferred stock compensation	—	(250)
Other comprehensive loss	—	(26)
Accumulated deficit	(102,704)	(85,602)

Total stockholders’ equity	17,874	25,883

Total liabilities and stockholders’ equity	$31,391	$41,282

The accompanying Notes to Financial Statements are an integral part of these statements.

Avalon Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues	$2,724	$1,544	$1,900
Costs and expenses:
Research and development	13,269	15,789	10,680
General and administrative	7,661	5,066	4,325

Total costs and expenses	20,930	20,855	15,004

Loss from operations	(18,206)	(19,311)	(13,104)
Other income (expense):
Interest income	1,288	503	327
Interest expense	(808)	(1,147)	(890)
Other	624	663	8

Total other income (expense):	1,104	19	(554)

Net Loss	$(17,102)	$(19,292)	$(13,659)
Accretion of redeemable convertible preferred stock	—	(1,111)	(1,449)

Net loss attributed to Common Stockholders	$(17,102)	$(20,403)	$(15,108)

Net loss attributed to Common Stockholders per common share — basic and diluted	$(1.74)	$(9.58)	$(117.65)

Weighted average number of common shares — basic and diluted	9,841,235	2,129,388	128,417

The accompanying Notes to Financial Statements are an integral part of these statements.

Avalon Pharmaceuticals, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock							Additional	Deferred	Other		Total
	Series A		Series B		Bridge	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Financing	Shares	Amount	Capital	Compensation	Income	Deficit	Equity (Deficit)

Balance at December 31, 2003	5,577,500	$111,555	20,126,997	$66,894	—	127,184	$1	$9	$—	$9	$(51,454)	$(51,435)
Issuance of common stock to employee upon exercise of stock options	—	—	—	—	—	1,506	0	3	—	—	—	3
Deferred stock compensation	—	—	—	—	—	—	—	3	—	—	—	3
Amortization of Series B offering costs	—	—	—	874	—	—	—	(38)	—	—	(836)	(874)
Amortization of Series B purchase stock warrant	—	—	—	575	—	—	—	32	—	—	—	32
Net loss	—	—	—	—	—	—	—	—	—	—	(13,659)	(13,659)
Net unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	(41)	—	(41)
Net comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(13,700)

Balance at December 31, 2004	5,577,500	11,155	20,126,997	68,343		128,690	1	9	—	(32)	(65,949)	(65,971)
Issuance of common stock to employee upon exercise of stock options	—	—	—	—	—	3,521	0	9	—	—	—	9
Deferred stock compensation	—	—	—	—	—	—	—	379	(379)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	129	—	—	129
Proceeds from Convertible bridge financing and related accrued interest of $267,140	—	—	—	—	5,294	—	—	—	—	—	—	5,294
Amortization of Series B offering costs	—	—	—	656	—	—	—	(295)	—	—	(361)	(656)
Amortization of Series B purchase stock warrant	—	—	—	456	—	—	—	—	—	—	—	456
Conversion of Series B stock warrants to common stock warrants	—	—	—	—	—	—	—	656	—	—	—	656
Conversion of preferred stock to common upon close of credit facility	(1,000,000)	(2,000)	(1,190,611)	(4,109)	—	273,826	3	6,106	—	—	—	6,109
Conversion of preferred stock, convertible notes and related accrued interest upon IPO	(4,577,500)	(9,155)	(18,936,386)	(65,346)	(5,294)	5,251,339	53	79,742	—	—	—	74,501
Issuance of common stock upon IPO, net of offering costs	—	—	—	—	—	2,750,000	28	25,072	—	—	—	25,100
Net loss	—	—	—	—	—	—	—	—	—	—	(19,292)	(19,292)
Net unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	6	—	6
Net comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(19,286)

Balance at December 31, 2005	—	$—	—	$0	$0	8,407,376	$84	$111,677	$(250)	$(26)	$(85,602)	$25,883
Issuance of common stock to employee upon exercise of stock options	—	—	—	—	—	35,152	0	93	—	—	—	93
Issuance of common stock to board of directors as compensation	—	—	—	—	—	28,146	0	103	—	—	—	103
Issuance of common stock, net of offering costs	—	—	—	—	—	1,666,666	17	7,180	—	—	—	7,197
Expense fair value of options per FAS 123R	—	—	—	—	—	—	—	1,674	—	—	—	1,674
Deferred stock compensation	—	—	—	—	—	—	—	(250)	250	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(17,102)	(17,102)
Net unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	26	—	26
Net comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(17,076)

Balance at December 31, 2006	—	$—	—	$0	$0	10,137,340	$101	$120,477	$0	$(0)	$(102,704)	$17,874

The accompanying Notes to Financial Statements are an integral part of these statements.

Avalon Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Operating activities Net loss	$(17,102)	$(19,292)	$(13,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,425	2,644	2,768
Non cash interest expense	282	623	385
Warrant amortization	—	—	32
Compensation expense related to stock and stock options	1,778	129	3
Loss on disposal of assets	—	—	5
Amortization of premium on investments	(37)	148	527
Changes in operating assets and liabilities:
Accounts receivable	196	(475)	266
Prepaid expenses	190	(580)	91
Other assets	—	—	213
Accounts payable	758	719	63
Accrued liabilities	266	766	(69)
Deferred revenue	(689)	1,923	(500)
Deferred rent	1	22	41

Net cash used in operating activities	(11,932)	(13,373)	(9,832)

Investing activities Purchases of marketable securities	(19,974)	(24,771)	(19,972)
Proceeds from sale of marketable securities	20,723	18,671	30,002
Purchases of property and equipment	(351)	(243)	(110)

Net cash provided by (used in) investing activities	398	(6,343)	9,920

Financing activities Principal payments on debt, line of credit	(1,018)	(1,487)	(1,428)
Proceeds from issuance of common stock, net	7,290	25,109	3
Principal payments on bond payable	(1,200)	(1,200)	(1,200)
Deferred financing costs	(171)	(251)	(259)
Proceeds from issuance convertible notes	—	5,026	—

Net cash provided by (used in) financing activities	4,901	27,197	(2,884)
Net increase (decrease) in cash and cash equivalents	(6,633)	7,481	(2,796)
Cash and cash equivalents at beginning of year	9,732	2,251	5,047

Cash and cash equivalents at end of year	$3,099	$9,732	$2,251

Supplemental information Cash paid for interest	$515	$1,147	$473

The accompanying Notes to Financial Statements are an integral part of these statements.

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

1.  Organization

Avalon Pharmaceuticals, Inc. (the Company), was incorporated on November 10, 1999, under the laws of the state of Delaware. Avalon Pharmaceuticals, Inc. is a biopharmaceutical company using proprietary technology, AvalonRx®, to discover and develop novel therapeutics.

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, the fact that the Company’s technologies are new and may not allow the Company or its collaboration partners to develop commercial products, regulatory requirements associated with drug development efforts, and the intense competition in the pharmaceutical industry. The Company’s success depends, in part, upon its prospective drug discovery and development efforts, the acceptance of the Company’s technology by the marketplace, including potential collaborators, and raising additional capital.

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

Marketable Securities

Marketable securities consist primarily of U.S. Treasury and agency debt securities with various maturities. Management classifies the Company’s marketable securities as available-for-sale. Such securities are stated at market value, with the unrealized gains and losses included as accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.

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

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Scientific equipment	$6,730	$6,503
Computer equipment	1,338	1,234
Leasehold improvements	12,093	12,093
Furniture and fixtures	463	443

	20,624	20,273
Less accumulated depreciation	11,701	9,276

Property and equipment, net	$8,923	$10,997

Depreciation expense related to property and equipment was $2.4 million, $2.6 million and $2.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Deferred Financing Costs

Deferred financing costs consist primarily of costs incurred related to the procurement of funding to finance leasehold improvements and equipment. These costs are deferred and amortized over the term of the related financing agreement using the effective interest method.

Revenue Recognition

During 2006, 2005 and 2004, the Company recognized revenue from its collaboration partners for work performed and milestones achieved. Corporate revenues include receipt of non-refundable license fees, milestone payments and research & development payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized ratably over the performance period. Milestone payments are recognized as revenue in an amount commensurate with the level of effort expended when the milestones are achieved, contract partner acknowledges completion of the milestone, no further performance obligations exist as defined in the agreements, collection is reasonably assured and substantive effort was necessary to achieve the milestone.

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

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restricted Cash and Investments

In accordance with the terms of a financing arrangement discussed in Note 4, the Company established an investment account, which is pledged as collateral for a letter of credit. The issuer of the letter of credit, a bank, maintains the investment account. The bank’s security interest in the account cannot exceed the minimum required cash collateral amount, which as of December 31, 2006 and 2005, was defined as an adjusted market value of $5.5 million and $6.3 million, respectively. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreases each April 1 as specified in the collateral agreement.

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

Under the modified-prospective-transition method, compensation cost recognized during 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. The adoption of Statement 123(R) has no impact on the cash flows from operating or financing activities.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation for the years ended December 31, 2006, 2005 and 2004. The reported and pro forma net loss and net loss per share for the year ended December 31, 2006 are the same because stock-based compensation expense is calculated under the provisions of Statement 123(R). The amounts for the year ended December 31, 2006 are included in the table below only to provide net loss and net loss per share for a comparative presentation to the period of the previous year.

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Actual net loss attributable to common stockholders:
As reported	$(17,102)	$(20,403)	$(15,108)

Add: Stock compensation included in reported net loss attributable to common stockholders		129	3
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards		(681)	(126)

Pro forma net loss attributable to common stockholders	(17,102)	(20,955)	(15,231)

Net loss attributable to common stockholders per common share:
Basic and diluted — as reported	$(1.74)	$(9.58)	$(117.65)
Basic and diluted — pro forma	$(1.74)	$(9.84)	$(118.61)
Weighted average number of common shares — basic and diluted	9,841,235	2,129,388	128,417

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), are presented in Note 6.

Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share

Basic net loss attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share for the periods presented, as their effect is antidilutive.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the years ended December 31, 2006, 2005, and 2004, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive loss.

Fair Value of Financial Instruments and Concentration of Credit Risk

The fair value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued liabilities have approximated their carrying amounts due to the relatively short maturity of these items. The fair value of debt approximated its carrying amount as of December 31, 2006 and 2005, based on rates currently available to the Company for debt with similar terms and remaining maturities. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and marketable securities. Management believes the risks associated with its financial instruments are minimal, due to its policy of investing in highly rated securities.

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

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Marketable Investments

Marketable investments held by the Company were as follows as of December 31 (in thousands):

	2006			2005
	Amortized	Gains		Amortized	Gains
Available for Sale	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value

Investments
U.S. Treasury and agencies	$—	$—	$—	$782	$(1)	$781
Corporate debt securities	11,811	—	11,811	10,949	(27)	10,922

	11,811	—	11,811	11,731	(28)	11,703
Restricted investments
Cash and cash equivalents	3,099	—	3,099	6,313	—	6,313
U.S. Treasury and agencies	657	(1)	656	0	—	0
Corporate debt securities	1,765	—	1,765	—	—	—

	5,521	(1)	5,520	6,313	—	6,313

	$17,332	$(1)	$17,331	$18,044	$(28)	$18,016

The following table summarizes maturities of the Company’s investments at December 31 (in thousands):

	2006		2005
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Less than one year	$15,499	$15,499	$17,262	$17,235
Due in one to two years	1,832	1,831	782	781

Total	$17,331	$17,330	$18,044	$18,016

4.	Debt

Notes and bond payable consisted of the following (in thousands):

	December 31,
	2006	2005

Maryland Industrial Development Financing Authority Taxable Variable Rate Demand Revenue Bond	$8,400	$9,600
Equipment financing	329	1,359

	8,729	10,959
Less current portion	(1,518)	(2,230)
Less discount related to warrants	(4)	(15)

Long-term debt	$7,207	$8,714

Maryland Industrial Development Financing Authority (MIDFA) Taxable Variable Rate Demand Revenue Bond

In April 2003, the Company entered into a series of agreements with MIDFA and a bank in order to finance the build out of its corporate headquarters and research facility located in Germantown, Maryland. MIDFA sold bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse the Company for the costs it incurred for the build out of the facility. The Company is required to repay the trust $1.2 million annually for

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during 2006 and 2005 was 5.18% and 3.48%, respectively.

The Company entered into an agreement with the bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. At December 31, 2006 and 2005, the letter of credit amount was $8,538,082 (consisting of $8.4 million of principal and $138,082 in interest) and $9,757,808 (consisting of $9.6 million of principal and $157,808 in interest), respectively. For purposes of the letter of credit, interest is computed at 50 days at an assumed maximum rate of interest of 12% per annum. The letter of credit expires the earlier of April 8, 2008, or the date the bonds have been paid in full. The Company granted the bank a security interest in certain facility improvements, the equipment financed, and the collateral described in Note 2. The Company will pay the bank an annual fee of 1.50% of the outstanding stated amount of the letter of credit. The annual fee approximated $131,000, $189,000 and $211,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company is also required to pay the bank $1,200 for each year until the letter of credit expires. The principal portion of the letter of credit shall be reduced $1.2 million on each anniversary of the closing date through April 1, 2007. Pursuant to the terms of the agreements, the Company is required to meet certain financial and non-financial covenants, including maintaining minimum cash balances and net worth ratios.

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

For the years ended December 31, 2006, 2005, and 2004, the Company incurred interest expense of $808,000, $1.1 million and $890,000.

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum principal payments on all debt are as follows at December 31 (in thousands):

2007	$1,529
2008	1,200
2009	1,200
2010	1,200
2011	1,200
Thereafter	2,400

$8,729

5.	Redeemable Convertible Preferred Stock

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

During 2002, the Company issued warrants for the purchase of 1,543,795 shares of Series B Preferred Stock to the placement agent in the Company’s Series B Preferred Stock offering. The warrants had a per-share exercise price of $3.53 and expire on February 6, 2007, if unexercised. The fair value of the warrants of $2,732,517 was estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of the warrants was netted against the proceeds from the offering of the Series B Preferred Stock. In October 2005, upon the close of the Company’s initial public offering of common stock, these warrants were converted into warrants to purchase 340,368 shares of the Company’s common stock at a price of $28.24 per share.

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Stockholders’ Equity (Deficit)

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

In February 2005, the Company completed a financing pursuant to which the Company issued $4.8 million of unsecured convertible notes. Under the original terms of notes, the notes converted into equity upon the earliest to occur of the closing of certain qualified financing events (including an initial public offering) or at maturity in February 2006. In addition, the original terms of the notes provided that in the event of an initial public offering, the outstanding convertible notes automatically converted into such number of shares of common stock as was determined by dividing the outstanding principal amount of the convertible note, plus interest accrued through the date of closing of the initial public offering, by the per share public offering price of the initial public offering. In all other circumstances, the outstanding principal amount of the convertible notes, plus interest accrued, converted into either shares of a newly created class of preferred stock or shares of the class of security being issued in a subsequent qualified financing based on the fair market value of securities then being issued as determined in good faith by the Company’s Board of Directors. Pursuant to the February 2005 financing, investors also were entitled to receive warrants equal to 50% of the number of shares of new preferred stock or other securities issuable upon conversion of the convertible notes. No estimate of the fair value of the Company’s equity was made in connection with this transaction since the financing provided that any valuation determination was to be deferred until the time of conversion. All participants were current preferred stock investors in the Company.

In April 2005, the Company revised the terms of its convertible notes issued in February 2005 and issued an additional $260,000 of convertible notes. Under the revised terms of the notes, all of the notes converted into equity upon the earliest to occur of an initial public offering, the sale of the Company, or January 1, 2006. Upon the closing of an initial public offering prior to January 1, 2006, any outstanding convertible notes automatically converted into such number of shares of common stock as was determined by dividing the outstanding principal amount of the convertible note, plus interest accrued through the date of closing of the initial public offering, by the per share public offering price of the initial public offering. In all other circumstances, the outstanding principal amount of the convertible note, plus interest accrued, converted into shares of a new preferred security based on the fair market value of the new preferred as determined in good faith by the Company’s Board of Directors. Under the revised terms of the notes, the warrants were terminated. No estimate of the fair value of the Company’s equity was made in connection with this transaction since the financing provided that any valuation determination was to be deferred until the time of conversion. All additional participants were current preferred stock investors in the Company. During 2005, the Company incurred interest expense of $267,140 related to these notes.

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

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

employees, directors, and other individuals as determined by the Board of Directors. The Company has reserved 505,164 shares of common stock to accommodate the exercise of options granted under the 1999 Plan.

The Company terminated the 1999 Plan as to future awards effective upon the closing of the Company’s initial public offering in October 2005.

Effective upon the closing of the Company’s initial public offering in October 2005, the Company adopted the Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Terra Incentive Plan, or 2005 Plan. The Company reserved 989,738 shares of common stock to accommodate the exercise of options granted under the 2005 Plan.

In June 2006, the Company reserved an additional 591,844 shares of common stock to accommodate the exercise of options granted under the 2005 Plan.

For the year ended December 31, 2006, we recorded approximately $1.7 million of stock-based compensation expenses, of which $0.5 million was included in research and development expense and $1.2 million was included in general and administrative expense. Since we continue to operate in a net loss, the adoption of SFAS 123® had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the year ended December 31, 2006.

Additional information with respect to stock option activity is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)

Balance at December 31, 2003	535,022	2.85

Granted	46,985	3.20
Exercised	(1,508)	1.73
Cancelled or expired	(24,705)	3.08
Balance at December 31, 2004	555,794	2.87

Granted	746,440	5.86
Exercised	(3,520)	2.49
Cancelled or expired	(24,876)	3.06
Balance at December 31, 2005	1,273,838	4.62

Granted	874,433	3.39
Exercised	(35,152)	2.64
Cancelled or expired	(123,645)	4.62
Balance at December 31, 2006	1,989,474	4.11

Outstanding at December 31, 2006	1,989,474	$4.11	8.4210	$922
Vested and expected to vest at December 31, 2006	1,925,015	$4.11	8.4210	$922
Exercisable at December 31, 2006	931,548	$4.39	7.0553	$489
Exercisable at December 31, 2005	472,779	$2.94
Exercisable at December 31, 2004	388,477	$2.76

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following disclosure provides a description of the significant assumptions used during 2006, 2005 and 2004 to estimate the fair value of the Company’s employee stock option awards. The fair value of employee stock options were estimated using the Black-Scholes option-pricing fair value model using the weighted-average assumptions shown in the table below. A discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	2006	2005	2004

Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Expected stock price volatility	69.26%	66.2%	56.1%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.60%	4.00%	3.41%
Expected life of option (years)	6.0	4.7	5.0

Expected Stock Price Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the Company’s limited trading history, there is inadequate data to calculate historical volatility of our stock. The Company has used an average volatility of similar companies in the pharmaceutical industry.

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

The following information summarizes information about stock options outstanding at December 31, 2006:

	Outstanding as of 12/31/06
				Weighted-	Exercisable as of 12/31/06
				Average		Weighted-
			Weighted-	Remaining		Average
			Average	Contractual		Exercise
Exercise Prices	Vested	Unvested	Exercise Price	Term	Shares	Price

$1.28 - $1.92	97,757	500	$1.60	3.5208	97,757	$1.60
$1.92 - $2.56	690	8,279	$2.35	9.5907	690	$2.35
$2.56 - $3.20	364,714	331,695	$3.00	7.6285	364,714	$3.18
$3.20 - $3.84	—	461,900	$3.78	9.9388	—	—
$3.84 - $4.48	4,788	13,376	$3.89	9.5562	4,788	$3.86
$4.48 - $5.12	6,256	14,494	$4.78	9.2187	6,256	$4.81
$5.12 - $5.76	60,213	180,644	$5.50	8.9172	60,213	$5.50
$5.76 - $6.40	397,130	47,038	$6.03	8.7926	397,130	$6.02

	931,548	1,057,926	$4.11	8.4210	931,548	$4.39

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during 2006, 2005 and 2004 was approximately $47,000, $12,000 and $2,000, respectively. The total intrinsic value of options outstanding and options exercisable at December 31, 2006 was approximately $922,000 and $489,000, respectively. The weighted average remaining contractual life of options exercisable at December 31, 2006 was 7.1 years.

As of December 31, 2006, unamortized stock-based compensation expenses of approximately $1.9 million remains to be recognized over a weighted-average period of approximately 2.86 years. We amortize stock-based compensation expenses on a straight-line ratable basis over the vesting period. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $1.7 million, $0.7 million and $0.1 million, respectively.

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

7.	Income Taxes

For the years ended December 31, 2006, 2005, and 2004, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

	December 31,
	2006	2005
	(in thousands)

Deferred tax assets:
Net operating loss carryforwards	$27,051	$19,492
Capitalized research and development expenses	7,135	8,596
Start-up costs	2,146	3,218
Deferred revenue	399	—
Deferred rent expense	181	181
Accrued payroll	119	60
Depreciation	738	276
R&D Credit	1,616	—
Stock Options	389	—
Other	31	75
Deferred tax liabilities:
Depreciation	—	—
Valuation allowance	(39,805)	(31,898)

Net deferred tax assets	$—	$—

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

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

deferred tax liabilities, and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance.

The net operating loss carryforwards of approximately $70.0 million will begin to expire in various years beginning in 2020. The use of the Company’s net operating loss carryforwards may be restricted due to changes in Company ownership. Additionally, despite the net operating loss carryforwards, the Company may have a future tax liability due to an alternative minimum tax or state tax requirements. The Company paid no income taxes in 2006, 2005, or 2004.

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following for the year ended December 31 (in thousands):

	2006	2005	2004

Federal tax at statutory rates	$(5,815)	$(6,559)	$(4,644)
State taxes, net of federal benefit	(758)	(876)	(630)
Change in valuation allowance	6,339	7,322	5,267
Permanent differences	234	113	7

Provision for income taxes	$—	$—	$—

8.	Related Party Transactions

For the year ended December 31, 2006 and 2005, the Company paid two members of the board of directors consulting fees totaling $122,100 and $132,300, respectively. For the year ended December 31, 2004, the Company paid three members of the board of directors consulting fees totaling $128,556.

9.	Commitments and Contingencies

In July 2002, the Company entered into a 10-year noncancelable operating lease agreement for office and laboratory space. The lease expires on February 1, 2013. This agreement contains an option to renew for two periods of 5 consecutive years. The lease contains a 3% annual escalation.

Total rent expense, inclusive of the monthly maintenance charges, for the years ended December 31, 2006, 2005 and 2004 was $1,457,000, $1,504,000 and $1,300,000, respectively. Total sublease income recorded for the years ended December 31, 2006, 2005 and 2004 was $246,022, $184,946 and $0, respectively. As of December 31, 2006, minimum future rental payments under non-cancelable leases, exclusive of maintenance charges, and rental income from subleases are as follows (in thousands):

	Operating	Sublease Income

2007	$718	$28
2008	740	—
2009	762	—
2010	785	—
2011	808	—
Thereafter	903	—

Total	$4,716	$28

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Collaborations and Licenses

In October 2003, the Company entered into a collaboration with Medarex, Inc. to jointly research, develop and commercialize human antibodies against cancer targets. Under the agreement, each party is obligated to use commercially reasonable efforts to conduct their respective research activities in accordance with jointly developed project plans and budgets for the research, development, manufacture and commercialization of human antibodies resulting from this collaboration. The agreement generally provides that all costs associated with the research, development, manufacturing and commercialization of any such antibodies are to be shared equally between the two parties and that any operating profits or losses with respect to commercial products derived from the collaboration are to be similarly shared equally between the two parties. In addition, the agreement provides that each of parties shall own an equal, undivided interest in any intellectual property and technology derived from the collaboration. The agreement further provides that either party may voluntarily opt-out of its research, development and commercialization obligations. Upon the exercise of such opt-out right, the non-terminating party has the option to unilaterally continue research, development, manufacture and commercialization activities with respect to these antibodies, subject to the payment to the terminating party of specified royalties based on the phase of development during which such opt-out right is exercised and of up to between $6.5 million to $8.5 million per unilateral product in additional payments based on the achievement of various development and commercialization milestones, with the terminating party continuing to be responsible for all of its budgeted costs and expenses associated with completing the particular research and development phase applicable to such antibody. To date, no such royalty or milestone payments have been made by or paid to either party.

In February 2005, the Company entered into a licensing agreement with Vertex Pharmaceuticals, Inc. for the development of the investigational agent AVN944 in oncology indications. Under the terms of the agreement, Avalon holds exclusive rights to develop and commercialize AVN944 worldwide for the treatment of various cancers. The Company is obligated to pay up to $73 million in license fees and milestone payments to Vertex over the term of the agreement, based on the successful development and commercialization of AVN944 in oncology. In 2005, the Company made licensing payments to Vertex in the amount of $5 million. Upon commercialization, Vertex will receive royalties on product sales.

In June 2005, the Company entered into a collaboration and license agreement with MedImmune, Inc. for the discovery of small molecule therapeutic compounds in the area of inflammatory disease. Under the terms of the agreement, we are using AvalonRx® to identify lead compounds. MedImmune is responsible for preclinical and clinical testing of any resulting product candidates, as well as all future development, sales and marketing activities.

The Company received an upfront technology access fee payment and MedImmune is funding all research and development activities at the Company and MedImmune for the purpose of the collaboration. The Company may receive up to $16 million in milestone payments from MedImmune related to the discovery, development and commercialization of compounds resulting from this collaboration. The Company may also receive royalties on net sales of any products discovered in the collaboration.

Additionally, MedImmune has the option to initiate two additional small molecule drug discovery collaborations with us under similar terms.

The term of the agreement expires on the earlier of (i) fifty years from the date of the agreement or, (ii) such time as MedImmune’s obligation to pay royalties expires. The agreement also expires if, after the research is completed, MedImmune does not select a clinical candidate. The license agreement may be terminated sooner by either the Company or MedImmune upon, among other events, a material, uncured breach by the other party or by MedImmune for reason other than our material breach, upon 90 days notice.

In September 2005, the Company entered into an agreement with Novartis Institutes for Biomedical Research, Inc. for the discovery of small molecule therapeutic compounds targeted against a pathway selected by Novartis. Under the terms of the agreement the Company is using AvalonRx® to identify and characterize compounds from

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Novartis’ chemical library. Novartis is responsible for lead optimization, preclinical and clinical testing of any resulting product candidates, as well as all future development and sales and marketing activities.

The Company received an upfront technology access fee and Novartis is funding all research activities at the Company for the purpose of the collaboration. The Company may receive milestone payments from Novartis based on the achievement of the following milestones: (1) identification of a validated hit compound and (2) identification of a lead compound.

In January 2007 the initial agreement term was amended from 18 months to 30 months from the date of inception. The agreement may be terminated sooner by either the Company or Novartis upon a material, uncured breach by the other party upon 60 days notice. In February 2007, following the Company’s successful validation of an AvalonRx® based screen for monitoring disruption of the selected pathway, the parties have agreed to initiate the primary screen against a large subset of Novartis’ compound library. Under the terms of the agreement, the initiation of the screening phase triggered a $500,000 payment to the Company for research support.

In July 2006, the Company entered into a collaboration agreement with ChemDiv, Inc. for the discovery and development of small molecule oncology therapeutics. The Company and ChemDiv will share in the costs of development and the value of any lead candidate resulting from their joint research efforts. Additional terms of the agreement provide the Company with the right to select 200,000 compounds from the ChemDiv library for use in all of the Company’s discovery programs. The Company will use its proprietary AvalonRx® platform to discover new active compounds in screens against selected targets and target pathways. ChemDiv will provide the Company with access to its Discovery outSourcetm services platform, as well as medicinal and synthetic chemistry for the discovery and development of new active compounds.

The term of the agreement expires 60 years from the effective date. The collaboration may be terminated sooner upon mutual written agreement of both parties.

11.	Employee Benefit Plan

The Company has a defined contribution plan (the Plan) under Internal Revenue Code Section 401(k). All employees who have completed three months of service and are over age 21 are eligible for participation in the Plan. Participants may elect to contribute up to 25% of their annual pretax earnings, up to federally allowed maximum limits. The Company may make matching contributions at its discretion. Participant contributions vest immediately. Company contributions vest over four years or increasing by 25% annually. The Company has not made any contributions to the Plan.

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.  Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

2006 Summary statement of operations:
Total revenues	$539	$417	$1,115	$653
Loss from operations	(4,863)	(4,716)	(3,992)	(4,635)
Net loss attributable to Common Stockholders	(4,558)	(4,429)	(3,723)	(4,391)
Net loss attributable to Common
Stockholders per common share — basic and diluted	(0.51)	(0.44)	(0.37)	(0.43)
2005 Summary statement of operations:
Total revenues	$—	$—	$748	$796
Loss from operations	(8,702)	(3,979)	(3,642)	(2,970)
Net loss attributable to Common Stockholders	(9,072)	(4,349)	(4,013)	(2,970)
Net loss attributable to Common
Stockholders per common share — basic and diluted	(70,49)	(33.56)	(29.50)	(0.37)

13.	Subsequent Event

In January 2007, the Company raised $10.0 million through a private placement of 3,000,000 shares of it common stock to seventeen accredited institutional investors. The proceeds from this financing will be used to fund the Company’s lead oncology drug, AVN944, and the continued development of additional pipeline programs using the Company’s proprietary technology AvalonRx®.

In March 2007, the Company entered into a drug discovery, development and commercialization agreement with Merck & Co., Inc., to identify and develop inhibitors against a selected target in the area of oncology.

Under the terms of the agreement, the Company will use its AvalonRx® platform to screen a select set of compounds from Merck’s proprietary compound library and identify hits against this target, which is generally regarded as “intractable” based on the difficulty in identifying inhibitors of this target. The Company is responsible for the selection of compound families and optimization of those compounds to a preclinical candidate selection stage. Merck is responsible for the clinical development, regulatory approval and commercialization of any resulting product candidates. Under the agreement, the Company will receive milestone payments based on meeting a number of discovery, development and commercial milestones relating to proof of concept, expansion of research term, selection of license compound and filing of INDs for a first cancer indication and subsequent cancer indications, initiations of different levels of clinical trials for those indications and the filing, and approval, of NDAs for those indications, and achievement of a specified level of net sales. If the Company achieves all of the milestones under the agreement, the Company will receive in excess of $200 million in milestone payments. The Company will also receive royalties on net sales of products developed in the collaboration. The agreement does not provide for any minimum guaranteed payments to the Company by Merck.

The term of the agreement expires upon the expiration of all royalty obligations under the agreement. The agreement may be terminated earlier by Merck upon 60 days advanced written notice during the preliminary stages of the research program and thereafter during the research program if certain levels of research support are not provided by the Company. Merck may terminate if certain research milestones are not met, subject to the payment of specified fees by Merck to us and our right to obtain reversion licenses from Merck to continue the development and commercialization of potential product candidates derived from the research program. The agreement may be further terminated by Merck if it determines that development of a compound is not commercially viable and again the Company has the right to obtain a reversion license to the compound to continue the development and commercialization of potential product candidates. Additionally, the agreement may be terminated either by the

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company or by Merck upon a material, uncured breach by the other party of the terms of the agreement, following the expiration of a 90 day cure period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2006 of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors and executive officers is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders to be held in 2007 (the 2007 Proxy Statement) under the captions “Election of Directors” and “Management of the Company — Executive Officers.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2007 Proxy Statement under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this item regarding any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to the 2007 Proxy Statement under the caption “Management of the Company — Nominating and Corporate Governance Committee.”

The information required by this item regarding our Audit Committee is incorporated by reference to the 2007 Proxy Statement under the caption “Management of the Company — Board Committees — Audit Committee.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the captions “Management of the Company — Compensation of Directors” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to our 2007 Proxy Statement under the caption “Executive Compensation — Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the caption “Appointment of Independent Registered Public Accounting Firm.”

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
Kenneth C. Carter, Ph.D.
President and Chief Executive Officer

Dated: March 30, 2007

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth C. Carter, Ph.D., Gary Lessing and Thomas G. David, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth C. Carter, Ph.D. Kenneth C. Carter, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ Gary Lessing Gary Lessing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2007

/s/ Glen A. Farmer Glen A. Farmer	Controller (Principal Accounting Officer)	March 30, 2007

/s/ David S. Kabakoff, Ph.D. David S. Kabakoff, Ph.D.	Director	March 30, 2007

/s/ Michael R. Kurman, M.D. Michael R. Kurman, M.D.	Director	March 30, 2007

/s/ Bradley G. Lorimier Bradley G. Lorimier	Director	March 30, 2007

/s/ Ivor Royston, M.D. Ivor Royston, M.D.	Director	March 30, 2007

Signature	Title	Date

/s/ William A. Scott, Ph.D. William A. Scott, Ph.D.	Director	March 30, 2007

/s/ Patrick Van Beneden Patrick Van Beneden	Director	March 30, 2007

/s/ Alan G. Walton, Ph.D., D.Sc. Alan G. Walton, Ph.D., D.Sc.	Chairman of the Board of Directors	March 30, 2007

/s/ William H. Washecka William H. Washecka	Director	March 30, 2007

/s/ Raymond J. Whitaker, MBA, Ph.D. Raymond J. Whitaker, MBA, Ph.D.	Director	March 30, 2007

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title

3	.1(1)	Amended and Restated Certificate of Incorporation of Avalon Pharmaceuticals, Inc., as amended
3	.2(1)	Amended and Restated Bylaws
4	.1(1)	Specimen Common Stock Certificate
10	.1*(1)	License Development and Commercialization Agreement, dated February 14, 2005, between Avalon Pharmaceuticals, Inc. and Vertex Pharmaceuticals Incorporated
10	.2*(1)	Collaboration Agreement, effective as of October 15, 2003, between Avalon Pharmaceuticals, Inc. and Medarex, Inc. on behalf of itself and its wholly-owned subsidiary, GenPharm International, Inc.
10	.3*(1)	Collaboration and License Agreement, dated June 17, 2005, between Avalon Pharmaceuticals, Inc. and MedImmune, Inc.
10	.4*(1)	Pilot Study Agreement, dated September 9, 2005, between Avalon Pharmaceuticals, Inc. and Novartis Institutes for Biomedical Research, Inc.
10	.5A*(8)	Collaboration Agreement between Avalon Pharmaceuticals, Inc. and ChemDiv, Inc., dated July 25, 2006
10	.5B*(8)	First Amendment, dated September 21, 2006, to Collaboration Agreement between Avalon Pharmaceuticals, Inc. and ChemDiv, Inc.
10	.6A(1)†	Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Kenneth C. Carter, Ph.D.
10	.6B†	Amendment No. 1, dated December 26, 2006, to Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Kenneth C. Carter, Ph.D. (filed herewith)
10	.7A(1)†	Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Thomas G. David
10	.7B†	Amendment No. 1, dated December 26, 2006, to Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Thomas G. David (filed herewith)
10	.8A(1)†	Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Gary Lessing
10	.8B†	Amendment No. 1, dated December 26, 2006, to Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Gary Lessing (filed herewith)
10	.9A(1)†	Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and David Bol, Ph.D.
10	.9B†	Amendment No. 1, dated December 26, 2006, Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and David Bol, Ph.D (filed herewith)
10	.10(A)(6)†	Offer letter between Avalon Pharmaceuticals, Inc. and J. Michael Hamilton, dated April 20, 2006.
10	.10(B)†	Amendment No. 1, dated December 26, 2006, to Employment Agreement between Avalon Pharmaceuticals, Inc. and J. Michael Hamilton, dated April 20, 2006 (filed herewith)
10	.11(A)(7)†	Offer letter between Avalon Pharmaceuticals, Inc. and David D. Muth, dated September 12, 2006.
10	.11(B) †	Amendment No. 1, dated December 26, 2006, to Employment Agreement between Avalon Pharmaceuticals, Inc. and David D. Muth, dated September 12, 2006 (filed herewith)
10	.12A(1)†	Consulting Agreement, dated February 1, 2000, by and between Avalon Pharmaceuticals, Inc. and Bradley G. Lorimier
10	.12B(1)†	Addendum to Consulting Agreement
10	.12C(1)†	Second Addendum to Consulting Agreement, dated March 30, 2003
10	.12D(1)†	Third Addendum to Consulting Agreement, dated October 25, 2004
10	.13(1)†	Consulting Agreement, dated August 4, 2004, by and between Avalon Pharmaceuticals, Inc. and Michael R. Kurman
10	.14(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan, as of October 15, 2001, as amended
10	.15(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Non-qualified Stock Option Agreement — $.20 per share

Exhibit
Number		Exhibit Title

10	.16(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Non-qualified Stock Option Agreement — $.40 per share
10	.17(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Incentive Stock Option Agreement — $.20 per share
10	.18(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Incentive Stock Option Agreement — $.40 per share
10	.19A(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — First Amendment to Form of Incentive Stock Option Agreement
10	.19B(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Second Amendment to Form of Incentive Stock Option Agreement
10	.20(5)	Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan, as amended
10	.21(2)†	Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan — Form of Incentive Stock Option Agreement
10	.22(2)†	Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan — Form of Nonqualified Stock Option Agreement
10	.23†	Stock Option Agreement Amendment, dated December 26, 2006, between Avalon Pharmaceuticals, Inc. and Gary Lessing (filed herewith)
10	.24(3)†	Stock Election Policy for Non-Employee Director Fees
10	.25(1)†	Form of Avalon Pharmaceuticals, Inc. Director and Officer Indemnification Agreement
10	.26*(4)	Purchase Agreement, dated February 27, 2006
10	.27(4)	Registration Rights Agreement, dated February 27, 2006
10	.28(1)	Registration Rights Agreement, dated October 26, 2001, by and between Avalon Pharmaceuticals, Inc. and the Investors listed on Schedule I thereto
10	.29(1)	Common Stock Warrant Agreement, dated August 11, 2000, by and between Avalon Pharmaceuticals, Inc. and Alexandria Real Estate Equities, L.P.
10	.30(1)	Common Stock Warrant Agreement, dated March 23, 2001, by and between Avalon Pharmaceuticals, Inc. and Compugen, Ltd.
10	.31(1)	Series B Convertible Preferred Stock Warrant, dated February 6, 2002, granted to Array Capital LLC
10	.32A(1)	Series B Convertible Preferred Stock Warrant, dated May 14, 2001, granted to GATX Ventures, Inc.
10	.32B(1)	Letter Amendment to Series B Convertible Preferred Stock Warrant, dated October 11, 2001, by and between Avalon Pharmaceuticals, Inc. and GATX Ventures, Inc.
10	.33(1)	Series B Convertible Preferred Stock Warrant Agreement, dated August 20, 2002, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10	.34(1)	Series B Convertible Preferred Stock Warrant Agreement, dated December 23, 2002, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10	.35(1)	Series B Convertible Preferred Stock Warrant Agreement, dated June 18, 2003, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10	.36(1)	Series B Convertible Preferred Stock Warrant Agreement, dated December 23, 2003, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10	.37A(1)	Master Security Agreement, dated as of June 25, 2002, by and between General Electric Capital Corporation and Avalon Pharmaceuticals, Inc.
10	.37B(1)	Amendment to Master Security Agreement dated as of June 25, 2002
10	.38(1)	Lease Agreement, dated July 15, 2002, by and between Westphalia Center II Limited Partnership and Avalon Pharmaceuticals, Inc.
10	.39(1)	Trust Indenture, dated April 1, 2003, by and between the Maryland Industrial Development Financing Authority and Allfirst Trust Company National Association, as trustee (including form of Maryland Industrial Development Financing Authority Taxable Variable Rate Demand Revenue Bond (Avalon Pharmaceuticals, Inc. Facility) Series 2003)
10	.40(1)	Loan Agreement, dated April 1, 2003, by and between Maryland Industrial Development Financing Authority and Avalon Pharmaceuticals, Inc.

Exhibit
Number		Exhibit Title

10	.41A(1)	Letter of Credit Agreement, dated April 1, 2003, by and between Avalon Pharmaceuticals, Inc. and Manufacturers and Traders Trust Company
10	.41B(1)	Amendment to Irrevocable Letter of Credit, dated April 1, 2004
10	.41C(1)	Amended and Restored Modification and Consent Agreement by and between Manufactures and Traders Trust Company, Maryland Industrial Development Financing Authority and Avalon Pharmaceuticals, Inc., dated February 15, 2005
10	.41D(1)	Second Modification Agreement by and between Manufacturers and Traders Trust Company, Maryland Industrial Development Financing Authority and Avalon Pharmaceuticals, Inc., dated August 9, 2005
10	.42(1)	Security Agreement, dated April 1, 2003, by and between Avalon Pharmaceuticals, Inc. and Manufacturers and Traders Trust Company
10	.43(1)	Collateral Pledge and Security Agreement and Control Agreement, dated April 1, 2003, by and between Avalon Pharmaceuticals, Inc. and Manufacturers, Traders Trust Company and Allfirst Trust Company National Association
10	.44(1)	Insurance Agreement, dated April 1, 2003, by and between Maryland Industrial Development Financing Authority, Manufacturers and Traders Trust Company and Avalon Pharmaceuticals, Inc.
10	.45(1)	Placement and Remarketing Agreement, dated April 1, 2003, by and between Maryland Industrial Development Financing Authority, Avalon Pharmaceuticals, Inc. and Manufacturers and Traders Trust Company
10	.46(1)	Pledge and Security Agreement, dated April 1, 2003, by and between Avalon Pharmaceuticals, Inc. and Manufacturers and Traders Trust Company
21.1		List of Subsidiaries (filed herewith)
23.1		Consent of Ernst & Young LLP (filed herewith)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Confidential treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

†	Denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-124565).

(2)	Incorporated by reference to our Current Report on Form 8-K filed on November 1, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on December 5, 2006.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 3, 2006.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on June 13, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on August 2, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on September 27, 2006.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2006.