Form 10-Q
period 2007-03-31
AVALON PHARMACEUTICALS INC
filed 2007-05-14
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to            .
Commission file number 001-32629
AVALON PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2209310 (I.R.S. Employer Identification No.)

20358 Seneca Meadows Parkway Germantown, Maryland (Address of Principal Executive Offices)	20876 (Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 4, 2007, 13,144,166 shares of Avalon Pharmaceuticals, Inc. common stock, par value $.01 per share, were outstanding.

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
     We discuss some factors that could cause or contribute to such differences in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and in Part II, Item 1A of this interim quarterly report. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
AVALON PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,107	$3,099
Marketable securities	12,084	9,980
Accounts receivable	703	724
Interest receivable	153	175
Prepaid expenses	524	642
Deposits	104	102

Total current assets	19,675	14,722

Restricted cash and marketable securities	5,520	5,520
Property and equipment, net	8,641	8,923
Long-term marketable securities	904	1,831
Deposits	—	105
Deferred financing costs	237	290

Total assets	$34,977	$31,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$762	$1,857
Accrued expenses and other current liabilities	741	1,232
Deferred revenue	1,452	1,034
Current portion of long-term debt	1,401	1,518

Total current liabilities	4,356	5,641
Deferred rent	465	469
Long-term deferred revenue, net of current portion	200	200
Long-term debt, net of current portion	7,198	7,207
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 13,144,166 and 10,137,340 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	131	101
Additional capital	130,672	120,477
Other comprehensive income	4	—
Accumulated deficit	(108,049)	(102,704)

Total stockholders’ equity	22,758	17,874

Total liabilities and stockholders’ equity	$34,977	$31,391

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$731	$539

Costs and expenses:
Research and development	4,111	3,149
General and administrative	2,228	2,253

Total costs and expenses	6,339	5,402

Loss from operations	(5,608)	(4,863)

Other income (expense):
Interest income	339	336
Interest expense	(172)	(221)
Other	96	190

Total other income (expense):	263	305

Net loss	$(5,345)	$(4,558)

Net loss per share — basic and diluted	$(0.43)	$(0.51)

Weighted average number of shares — basic and diluted	12,410,483	9,009,437
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(5,345)	$(4,558)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	546	628
Non-cash interest expense	52	80
Amortization of premium on investments	(84)	9
Stock based compensation	679	876
Changes in operating assets and liabilities:
Prepaid expenses	118	84
Accounts receivable and other assets	147	508
Accounts payable	(1,095)	(431)
Accrued expenses and other current liabilities	(491)	(474)
Deferred revenue	418	(1)
Deferred rent	(5)	1

Net cash used in operating activities	(5,060)	(3,278)

Investing activities
Proceeds from the sale of marketable securities	6,540	4,900
Purchases of marketable securities	(7,629)	(8,730)
Purchases of property and equipment	(264)	(8)

Net cash used in investing activities	(1,353)	(3,838)

Financing activities
Principal payments on debt, line of credit	(125)	(292)
Proceeds from issuance of common stock	9,546	7,293

Net cash provided by financing activities	9,421	7,001

Net (decrease) increase in cash and cash equivalents	3,008	(116)
Cash and cash equivalents at beginning of period	3,099	9,733
Cash and cash equivalents at end of period	$6,107	$9,617
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
1. Basis of Presentation
     The financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     In the opinion of our management, any adjustments contained in the accompanying unaudited financial statements as of and for the three months ended March 31, 2007 and 2006 are of a normal recurring nature and are necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for the full fiscal year.
2. Organization
     Avalon Pharmaceuticals, Inc. (“Avalon,” or the “Company”), was incorporated on November 10, 1999, under the laws of the state of Delaware. Avalon is a biopharmaceutical company using proprietary technology, AvalonRx®, to discover and develop novel therapeutics.
3. Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not determined the impact, if any SFAS No. 159 will have on its financial statements.
     On September 15, 2006 the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 was effective January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s financial statements.
4. Summary of Significant Accounting Policies
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
Marketable Securities
     Marketable securities consist primarily of U.S Treasury and agency debt securities with various maturities. Management classifies the Company’s marketable securities as available-for-sale. Such securities are stated at market value, with the unrealized gains and losses included as accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.

Revenue Recognition
     Revenues are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized ratably over the performance period. Milestone payments are recognized as revenue in an amount commensurate with the level of effort expended when the milestone is achieved, the contract partner acknowledges completion of the milestone, no further performance obligations exist as defined in the agreements, collection is reasonably assured and substantive effort was necessary to achieve the milestone. During the first three months of 2007, the Company recognized revenue from work performed and expenses incurred on its collaboration agreement with Novartis, and recognized no revenue from its collaboration agreement with Medimmune.
Research and Development Costs
     The Company expenses its research and development costs as incurred.
Restricted Cash and Investments
     In accordance with the terms of a financing arrangement with the Maryland Industrial Development Financing Authority (MIDFA) and Manufacturers and Traders Trust Company (M&T Bank), in order to finance the build out of the Company’s corporate headquarters and research facility located in Germantown, Maryland, the Company established an investment account which is pledged as collateral for a letter of credit. The issuer of the letter of credit, M&T Bank, maintains the investment account. M&T Bank’s security interest in the account cannot exceed the minimum required cash collateral amount, which as of March 31, 2007 was defined as an adjusted market value of $5.5 million. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreases each April 1, as specified in the collateral agreement.
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the three months ended March 31, 2007 and 2006, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive income (loss).
Stock-Based Compensation
     The Company accounts for share-based payments in accordance with the provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for options granted during the three months ended March 31, 2007 and 2006, and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Dividend yield	0.00%	0.00%
Expected volatility	69.8%	65.40%
Risk-free interest rate	4.80%	4.57%
Expected life of the option term (in years)	6.4	6.0
Forfeiture rate	4.20%	2.68%
Dividend Yield—The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the Company’s limited trading history, there is inadequate data to calculate historical volatility of our stock. The Company has used an average volatility of similar companies in the pharmaceutical industry. This volatility has averaged 69.8%, with a high and low value of 89% and 42%, respectively.
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
     Stock Compensation Plans
     The Company adopted the Avalon Pharmaceuticals, Inc. 1999 Stock Incentive Plan (the “1999 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors and other individuals as determined by the Board of Directors. The Company terminated the 1999 Plan as to future awards effective upon the closing of the Company’s initial public offering in October 2005. As of March 31, 2007, the Company had reserved 464,233 shares of common stock to accommodate the exercise of outstanding options granted under the 1999 Plan.

     Effective upon the closing of the Company’s initial public offering in October 2005, the Company adopted the Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, stock units, dividend equivalent rights, stock appreciation rights and unrestricted common stock, and other performance and annual incentive awards to employees, directors and other individuals as determined by the Board of Directors. At the inception of the 2005 Plan, 989,738 shares were reserved for issuance under the 2005 Plan. The number of shares available for issuance under the 2005 Plan was increased from 989,738 to 1,581,582 in June 2006. Additionally, shares that become available due to forfeiture of outstanding awards under the 1999 Plan are available for awards under the 2005 Plan. As of March 31, 2007, the Company had reserved 1,637,664 shares of common stock to accommodate the exercise of outstanding option grants under the 2005 Plan and for future grants under the 2005 Plan.
     Generally, stock options are granted with an exercise price that equals the fair market value of the Company’s common stock on the grant date. Options typically have a life of ten years and vest over periods ranging from six months to five years. Options generally expire 90 days after an employee terminates employment with the Company.
     Shares of common stock issued to non-employee directors as part of their annual director compensation for the three month periods ended March 31, 2007 and 2006 were 6,552 and 5,927, respectively. The fair market value of these shares, on the date of grant, was approximately $24,400 and $22,500, respectively.
     The total intrinsic value of stock options exercised during the three month period ended March 31, 2007 was approximately $200. The weighted-average grant-date fair value of equity awards granted during the three month period ended March 31, 2007 was $2.50. The total fair value of stock options which vested during the three month period ended March 31, 2007 was approximately $837,000. There were 1,186,719 fully vested stock options outstanding at March 31, 2007. These stock options had a weighted average remaining life of 5.86 years.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
Outstanding at December 31, 2006	1,989,474	$4.11
Granted	5,550	3.78
Exercised	(274)	3.20
Forfeited or expired	(37,058)	5.75
Outstanding at March 31, 2007	1,957,692	$4.08	6.29	$1,954
Vested and expected to vest at March 31, 2007	1,186,719	$4.25	5.86	$1,112
Exercisable at March 31, 2007	1,186,719	$4.25	5.86	$1,112
     Cash received from the exercise of stock options under all share-based payment arrangements for the three months ended March 31, 2007 was $900. Due to the valuation allowance on all deferred tax assets, the Company recorded no tax benefit for stock compensation expense recognized during the three months ended March 31, 2007. As of March 31, 2007, there was approximately $2.3 million of total unrecognized compensation costs related to non-vested employee stock options. That cost is expected to be recognized over a weighted average period of 2.35 years.
Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share
     Basic net loss attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and warrants were not considered in the computation of diluted net loss per common share for the periods presented, as their effect is antidilutive.
5. Common Stock
     In January 2007, the Company raised $10.0 million through a private placement of 3,000,000 shares of its common stock to seventeen accredited institutional investors. The proceeds from this financing are being used to fund the Company’s lead oncology drug, AVN944, and the continued development of additional pipeline programs using the Company’s proprietary technology AvalonRx®. Offering expenses of $499,000 were netted against gross proceeds and recorded to additional capital.
6. Related Party Transactions
     The Company paid one member of the board of directors consulting fees totaling $30,000 for the three months ended March 31, 2007 and two members of the board of directors consulting fees totaling $31,200 for the three months ended March 31, 2006.
7. Income Taxes
     For the three month period ended March 31, 2007, and 2006, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, as well as the audited financial statements and related notes for the fiscal year ended December 31, 2006 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006.
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
     We have never been profitable and, as of March 31, 2007, we had an accumulated deficit of $108.0 million. We had net losses of $5.3 million for the three months ended March 31, 2007 and net losses of $17.1 million for the year ended December 31, 2006. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel. We will need to generate significant revenues to achieve profitability, and we may never do so.
Financial Operations Overview
Revenue
     We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.
     Collaboration Revenue. Since inception, we have generated revenue solely in connection with our collaboration and pilot study agreements. Our collaborations with MedImmune and Novartis include upfront payments, research funding, and payments for the achievement of certain discovery and development related milestones. During the first quarter of 2007, we recognized revenue under our collaboration with Novartis and recognized no revenue under our collaboration with MedImmune.
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
Critical Accounting Policies and Significant Judgments and Estimates
Income Taxes
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have an impact on our financial position or results of operations.
     We file income tax returns in the state of Maryland. With few exceptions, we are subject to U.S. federal, state and local income tax examinations by tax authorities for years after 1998. See our most recent Annual Report filed on Form 10-K for the year ended December 31, 2006 for a complete discussion of our critical accounting policies.

Stock-Based Compensation
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, revised 2004, or SFAS 123(R), “Share-Based Payment”. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “ Accounting for Stock Issued to Employees ”, and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including those made pursuant to stock option and employee stock purchase plans.
     We adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Prior to the adoption, we disclosed such costs on a pro forma basis in the notes to our financial statements. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).
     For the three months ended March 31, 2007, we recorded approximately $679,000 of stock-based compensation expenses, of which $97,000 was included in research and development expense and $582,000 was included in general and administrative expense. Since we continue to operate in a net loss, the adoption of SFAS 123(R) had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2007. As of March 31, 2007, unamortized stock-based compensation expenses of approximately $2.3 million remains to be recognized over a weighted-average period of approximately 2 years. We amortize stock-based compensation expenses on a straight-line ratable basis over the vesting period.
     We estimated the fair value of stock options granted during the three months ended March 31, 2007 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 6 years based on the simplified method for estimating the expected term of stock options; (ii) expected volatility of 69.8% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 4.80% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we calculated a 4.20% annual forfeiture rate, which we believe is a reasonable assumption. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
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
Results of Operations
Three Months Ended March 31, 2007 and 2006
     Revenue. Total revenues increased by $192,000 or 36%, to $731,000 for the three months ended March 31, 2007, compared to $539,000 for the three months ended March 31, 2006. All 2007 revenue was attributable to our collaboration agreement with Novartis and no revenue was recognized under our collaboration agreement with Medimmune.
     Research and Development. Research and development expenses increased by $1.0 million, or 32%, to $4.1 million for the three months ended March 31, 2007 from $3.1 million for the same period in 2006. The increase in research and development expenses was primarily attributable to an increase in lab supplies expense related, in part, to our internal discovery and development programs, and an increase in clinical trial costs related to our AVN944 drug candidate.
     Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.
     During the remainder of 2007, and thereafter, research and development expenses will increase substantially as we continue development of our internal programs and clinical studies for our AVN944 drug program.
     General and Administrative. General and administrative expenses decreased to $2.2 million for the three months ended March 31, 2007, compared to $2.3 million for the three months ended March 31, 2006. The decrease is attributable to a reduction in compensation expense related to the issuance of stock options offset, in part, by an increase in compensation expense related to salaries and bonuses for new hires, increases in compensation to executives and staff, and other expenses from operating as a public company.
     Interest Income. Interest income increased by $3,000 or 1%, to $339,000 for the three months ended May 31, 2007, compared to $336,000 for the three months ended March 31, 2006. The increase in interest income is a result of interest earned on proceeds from the issuance of common stock, including proceeds from our initial public offering, and higher average interest rates.
     Interest Expense. Interest expense decreased by $49,000, or 22%, to $172,000 for the three months ended March 31, 2007, compared to $221,000 for the three months ended March 31, 2006. The decrease in interest expense was primarily related to lower balances on our long term debt. This decrease was offset, in part, by higher average interest rates on our long term debt and development bond financing.

     Other Income. Other income was $96,000 for the three months ended March 31, 2007, compared to $190,000 for the three months ended March 31, 2006. Substantially all other income during the period consisted of income from subletting part of our facility and the provision of shared services to our subtenants. A small portion of income was related to rental of equipment to Neodiagnostix, Inc.
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
     We have incurred operating losses since our inception and historically have financed our operations principally through public stock offerings, private placements of equity securities, strategic collaborative agreements that include research and development funding and development milestones, and investment income.
     In evaluating alternative sources of financing we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.
     As of March 31, 2007, we had cash, cash equivalents and marketable securities of approximately $24.6 million. Of this amount, $5.5 million is currently held in a restricted account to serve as collateral for our long-term debt. Our funds are currently invested in investment grade and United States government securities.
Sources and Uses of Cash
     Operating Activities. Net cash used in operating activities for the three months ended March 31, 2007 was $5.1 million, compared to $3.3 million for the same period in fiscal 2006. During the first three months of fiscal year 2007, our net loss of $5.3 million was reduced by non-cash charges of $1.1 million, primarily associated with the issuance of stock options, depreciation and amortization, and reduction in our net operating assets and liabilities. Net operating assets and liabilities declined due to a $1.6 million decrease in accounts payable and accrued liabilities, of which $748,000 was directly related to payment of 2006 year end performance bonuses and $609,000 was related to a reimbursement by the Company of an overpayment from MedImmune. These decreases were offset, in part, by a $418,000 increase of deferred revenue.
     Investing Activities. Net cash used in investing activities for the three months ended March 31, 2007 was $1.4 million, compared to $3.8 million for the same period in 2006. Cash used in investing activities represents the amount used to purchase marketable securities, net of proceeds from the sale and maturity of marketable securities.
     Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2007 was $9.4 million, compared to $7.0 million for the same period in 2006. During the first three months of 2007, $9.5 million was raised from issuance of common stock. This amount was offset by $125,000 repayments on debt.
Credit Arrangements
     In April 2003, we entered into a series of agreements with the Maryland Industrial Development Financing Authority, or MIDFA, and Manufacturers and Traders Trust Company, or M&T Bank, in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs we incurred for improvements to our facility. We are required to repay the trust $1.2 million annually for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during the three months ended March 31, 2007 and 2006 was 5.30% and 4.69% respectively.
     In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. As of March 31, 2007, that amount is $8,538,082, consisting of $8.4 million of principal and $138,082 in interest, computed at 50 days at an assumed maximum rate of interest of 12% per annum. The letter of credit expires the earlier of April 8, 2008, or the date the bonds have been paid in full. In consideration of the letter of credit, we have granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates. At March 31, 2007, we had $8.4 million of obligations which were subject to variable rates of interest under our development bond financing with MIDFA. If market interest rates increased 1% from the rate at March 31, 2007, our annual interest expense would increase approximately $84,000, assuming that obligations subject to variable interest rates remained constant.
     In addition, the value of our portfolio of cash equivalents and investments is subject to market risk from changes in interest rates.
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. As of March 31, 2007, we had cash and cash equivalents, short-term and long-term investments and restricted cash of $24.6 million as follows:

Cash and cash equivalents	$6.1 million
Short-term investments	$12.1 million
Long-term investments	$0.9 million
Restricted cash	$5.5 million
     We maintain an investment portfolio of investment grade government agency notes and corporate bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of March 31, 2007, securities totaling $12.1 million mature in the next 12 months and $0.9 million mature after March 31, 2008. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations.
     We have operated in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.
Item 4T. Controls and Procedures
     Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2007 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
     Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended on the Evaluation Date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          Other than as described in the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
          During the first quarter of 2007 we did not recognize any revenue from our collaboration with MedImmune, as this program has advanced to a decision point by MedImmune on selection of compounds for lead optimization. No assurance can be given on whether or when a decision by MedImmune to continue the collaboration into lead optimization will be made. Failure by MedImmune to make this decision, or continue the collaboration, could have a material adverse impact on Avalon’s revenues.
A limited number of stockholders have substantial control over us and could delay or prevent a change of control.
          Our directors, executive officers and principal stockholders, together with their affiliates, as of March 31, 2007, beneficially owned, in the aggregate, 5,371,245 shares or approximately 41% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
•	Delaying, deferring or preventing a change in control of our company;

•	Impeding a merger, consolidation, takeover or other business combination involving our company; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.
Our Stockholder Rights Plan and provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
          We are subject to various restrictions and other requirements that may have the effect of delaying, deterring, or preventing a change in control of us, such as:
•	our Stockholder Rights Plan;

•	provisions in our certificate of incorporation and bylaws; and

•	Section 203 of the Delaware General Corporation Law.
          On April 25, 2007, our board of directors approved a Stockholder Rights Plan. Under this plan, each share of our common stock is accompanied by a right that entitles the holder of that share, upon the occurrence of specified events that may be intended to effect a change in control, to purchase one one-thousandth of a share of Series C Junior Participating Preferred Stock at an exercise price of $60.00. In the event the rights become exercisable, the rights plan allows for our stockholders to acquire our stock or the stock of the surviving corporation, whether or not we are the surviving corporation, having a value twice that of the exercise price of the rights.

          Additionally, provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:
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
Not applicable
(b) Use of Proceeds
     On September 28, 2005, our Registration Statement on Form S-1 (333-124565) covering our initial public offering was declared effective by the Securities and Exchange Commission. From the effective date of our Registration Statement on Form S-1 through March 31, 2007, we have utilized approximately $22.1 million of the net proceeds of our initial public offering to fund our operations and approximately $3.5 million to make interest and principal payments under our loan agreement with MIDFA and equipment financing arrangement with GE Capital.

Item 6. Exhibits

Exhibit No.	Description

10.1	Purchase Agreement, dated January 19, 2007.

10.2	Registration Rights Agreement, dated January 19, 2007.

10.3	Exclusive License and Research Collaboration Agreement by and between Merck & Co., Inc. and Avalon Pharmaceuticals, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit. These confidential portions have been omitted and were filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON PHARMACEUTICALS, INC.

Date: May 14, 2007	By:	/s/ Kenneth C. Carter Kenneth C. Carter, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Gary Lessing Gary Lessing
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2007	By:	/s/ Glen Farmer Glen Farmer
Controller
(Principal Accounting Officer)