Form 10-Q
period 2007-06-30
AVALON PHARMACEUTICALS INC
filed 2007-08-09
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to           .
Commission file number 001-32629
AVALON PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2209310
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

20358 Seneca Meadows Parkway	20876
Germantown, Maryland	(Zip Code)
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
Large accelerated filer    ☐            Accelerated filer    ☐            Non-accelerated filer    ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☑
     As of July 31, 2007, 17,002,812 shares of Avalon Pharmaceuticals, Inc. common stock, par value $.01 per share, were outstanding.

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
     We discuss some factors that could cause or contribute to such differences in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and in Part II, Item 1A of our interim quarterly report on Form 10-Q for the quarter ended March 31, 2007. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AVALON PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,607	$3,099
Marketable securities	20,763	9,980
Accounts receivable	649	724
Interest receivable	140	175
Prepaid expenses	612	642
Deposits	102	102

Total current assets	32,873	14,722
Restricted cash and marketable securities	4,898	5,520
Property and equipment, net	8,170	8,923
Long-term marketable securities	1,612	1,831
Deposits	—	105
Deferred financing costs	329	290

Total assets	$47,882	$31,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,320	$1,857
Accrued expenses and other current liabilities	1,192	1,232
Deferred revenue	1,374	1,034
Current portion of long-term debt	1,275	1,518

Total current liabilities	5,161	5,641
Deferred rent	458	469
Long-term deferred revenue, net of current portion	200	200
Long-term debt, net of current portion	6,000	7,207
Stockholders’ equity:
Series C Junior Participating Preferred stock, $0.01 par value; 300,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,002,812 and 10,137,340 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	170	101
Additional capital	149,731	120,477
Other comprehensive income	21	—
Accumulated deficit	(113,859)	(102,704)

Total stockholders’ equity	36,063	17,874

Total liabilities and stockholders’ equity	$47,882	$31,391

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$78	$417	$809	$956

Costs and expenses:
Research and development	4,066	3,338	8,178	6,487
General and administrative	2,043	1,795	4,271	4,048

Total costs and expenses	6,109	5,133	12,449	10,535

Loss from operations	(6,031)	(4,716)	(11,640)	(9,579)
Other income (expense):
Interest income	378	335	717	670
Interest expense	(158)	(204)	(330)	(424)
Other	2	156	99	346

Total other income (expense), net	222	287	486	592
Net loss	$(5,809)	$(4,429)	$(11,154)	$(8,987)

Net loss per share — basic and diluted	$(0.40)	$(0.44)	$(0.82)	$(0.94)

Weighted average number of shares — basic and diluted	14,672,577	10,100,052	13,547,779	9,557,757
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(11,154)	$(8,987)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,061	1,209
Non-cash interest expense	108	153
Amortization of premium (discount) on investments	(244)	38
Stock based compensation	1,002	1,291
Changes in operating assets and liabilities:
Prepaid expenses	31	56
Accounts receivable and other assets	215	598
Accounts payable	(537)	(513)
Accrued expenses and other current liabilities	(40)	(217)
Deferred revenue	340	299
Deferred rent	(10)	1

Net cash used in operating activities	(9,228)	(6,072)
Investing activities:
Proceeds from the sale of marketable securities	15,640	6,673
Purchases of marketable securities	(25,317)	(11,157)
Purchases of property and equipment	(309)	(55)

Net cash used in investing activities	(9,986)	(4,539)
Financing activities:
Principal payments on debt, line of credit	(250)	(591)
Proceeds from issuance of common stock	28,320	7,240
Payments on bond payable	(1,200)	(1,200)
Deferred financing costs	(148)	(205)

Net cash provided by financing activities	26,722	5,244

Net increase (decrease) in cash and cash equivalents	7,508	(5,367)
Cash and cash equivalents at beginning of period	3,099	9,733

Cash and cash equivalents at end of period	$10,607	$4,366

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
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
     In the opinion of our management, any adjustments contained in the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2007 and 2006 are of a normal recurring nature and are necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for the full fiscal year.
2. Organization
     Avalon Pharmaceuticals, Inc. (“Avalon,” or the “Company”), was incorporated on November 10, 1999, under the laws of the state of Delaware. Avalon is a biopharmaceutical company using proprietary technology, AvalonRx®, to discover and develop novel therapeutics.
3. Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not determined the impact, if any, SFAS No. 159 will have on its financial statements.
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

Revenue Recognition
     Revenues are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized ratably over the performance period. Milestone payments are recognized as revenue in an amount commensurate with the level of effort expended when the milestone is achieved, the contract partner acknowledges completion of the milestone, no further performance obligations exist as defined in the agreements, collection is reasonably assured and substantive effort was necessary to achieve the milestone. During the first six months of 2007, the Company recognized revenue from work performed and expenses incurred on its collaboration agreement with Novartis, and recognized no revenue from its other collaboration agreements.
Research and Development Costs
     The Company expenses its research and development costs as incurred.
Restricted Cash and Investments
     In accordance with the terms of a financing arrangement with the Maryland Industrial Development Financing Authority (MIDFA) and Manufacturers and Traders Trust Company (M&T Bank), in order to finance the build out of the Company’s corporate headquarters and research facility located in Germantown, Maryland, the Company established an investment account which is pledged as collateral for a letter of credit. The issuer of the letter of credit, M&T Bank, maintains the investment account. M&T Bank’s security interest in the account cannot exceed the minimum required cash collateral amount, which as of June 30, 2007 was defined as an adjusted market value of $4.9 million. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreases each April 1, as specified in the collateral agreement.
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the six months ended June 30, 2007 and 2006, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive income (loss).
Stock-Based Compensation
     The Company accounts for share-based payments in accordance with the provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for options granted during the three months ended June 30, 2007 and 2006, and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
Dividend yield	0.00%	0.00%
Expected volatility	67.0%	67.3%
Risk-free interest rate	4.83%	4.71%
Expected life of the option term (in years)	6.0	6.0
Forfeiture rate	4.20%	2.68%
Dividend Yield—The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the Company’s limited trading history, there is inadequate data to calculate historical volatility of our stock. The Company has used an average volatility of similar companies in the pharmaceutical industry. For the three months ended June 30, 2007 this volatility has averaged 67.0%, with a high and low value of 84% and 41%, respectively.
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
     Stock Compensation Plans
     The Company adopted the Avalon Pharmaceuticals, Inc. 1999 Stock Incentive Plan (the “1999 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors and other individuals as determined by the Board of Directors. The Company terminated the 1999 Plan as to future awards effective upon the closing of the Company’s initial public offering in October 2005. As of June 30, 2007, the Company had reserved 451,117 shares of common stock to accommodate the exercise of outstanding options granted under the 1999 Plan.

     Effective upon the closing of the Company’s initial public offering in October 2005, the Company adopted the Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, stock units, dividend equivalent rights, stock appreciation rights and unrestricted common stock, and other performance and annual incentive awards to employees, directors and other individuals as determined by the Board of Directors. At the inception of the 2005 Plan, 989,738 shares were reserved for issuance under the 2005 Plan. The number of shares available for issuance under the 2005 Plan was increased from 989,738 to 1,581,582 in June 2006 and to 2,381,582 in June 2007. Additionally, shares that become available due to forfeiture of outstanding awards under the 1999 Plan are available for awards under the 2005 Plan. As of June 30, 2007, the Company had reserved 2,395,004 shares of common stock to accommodate the exercise of outstanding option grants under the 2005 Plan and for future grants under the 2005 Plan.
     Generally, stock options are granted with an exercise price that equals the fair market value of the Company’s common stock on the grant date. Options typically have a life of ten years and vest over periods ranging from one to five years. Options generally expire 90 days after an employee terminates employment with the Company.
     Shares of common stock issued to non-employee directors as part of their annual director compensation for the three and six month periods ended June 30, 2007 were 6,552 and 13,305, respectively. The fair market value of these shares, on the date of grant, was approximately $24,400 and $22,500, respectively.
     The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2007 was approximately $29,400 and $29,500, respectively. The weighted-average grant-date fair value of equity awards granted during the three and six month periods ended June 30, 2007 was $3.61 and $3.46, respectively. The total fair value of stock options which vested during the three and six month periods ended June 30, 2007 was approximately $149,600 and $846,000, respectively. There were 1,230,361 fully vested stock options outstanding at June 30, 2007. These stock options had a weighted average remaining life of 7.21 years.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
Outstanding at March 31, 2007	1,957,692	$4.08
Granted	32,852	5.59
Exercised	(13,116)	2.71
Forfeited or expired	(516)	5.57

Outstanding at June 30, 2007	1,976,912	$4.12	7.90	$1,379

Vested and expected to vest at June 30, 2007	1,230,361	$4.26	7.21	$823
Exercisable at June 30, 2007	1,230,361	$4.26	7.21	$823
     Cash received from the exercise of stock options under all share-based payment arrangements for the three months ended June 30, 2007 was $36,000. Due to the valuation allowance on all deferred tax assets, the Company recorded no tax benefit for stock compensation expense recognized during the three months ended June, 2007. As of June 30, 2007, there was approximately $957,000 of total unrecognized compensation costs related to non-vested employee stock options. That cost is expected to be recognized over a weighted average period of 2.21 years.
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
5. Stockholders Equity
Preferred Stock
     In April 2007, the Company entered into a Rights Agreement (the “Rights Agreement”) between the Company and American Stock Transfer & Trust Company, as Rights Agent. In connection with the adoption of the Rights Agreement, the Board of Directors of the Company declared a dividend distribution of one right (“Right”) for each outstanding share of common stock, par value $0.01 per share of the Company, payable to stockholders of record on May 10, 2007. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of one share of Series C Junior Participating Preferred Stock at a price of $60.00 per one one-thousandth share, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
     Initially, the Rights will be attached to all certificates representing shares of common stock then outstanding, and no separate certificates evidencing the Rights will be distributed. The Rights will separate from the common stock and a distribution of Rights Certificates will occur upon the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding shares of common stock or (ii) 10 business days following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person of 20% or more of the outstanding shares of common stock. (the earlier of such dates being called the “Distribution Date”).

     Until the Distribution Date, (i) the Rights will be evidenced by the common stock certificates, and will be transferred with and only with the common stock certificates, (ii) new common stock certificates issued after May 10, 2007 upon transfer or new issuance of the common stock will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for common stock outstanding will also constitute the transfer of the Rights associated with the common stock represented by such certificate.
     The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 10, 2017, unless such date is extended, the Rights Agreement is terminated, or the Rights are earlier redeemed or exchanged by the Company as described below. The Rights will not be exercisable by a holder in any jurisdiction where the requisite qualification to the issuance to such holder, or the exercise by such holder, of the Rights has not been obtained or is not obtainable.
     As soon as practicable following the Distribution Date, separate certificates evidencing the Rights will be mailed to holders of record of the common stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates alone will evidence the Rights. Except as otherwise determined by the Board of Directors of the Company, only shares of common stock issued prior to the Distribution Date will be issued with Rights.
     In the event that a person becomes the beneficial owner of 20% or more of the then outstanding shares of common stock, except pursuant to an offer for all outstanding shares of common stock which the Directors determine to be fair to and otherwise in the best interests of the Company and its stockholders, each holder of a Right will have the right to exercise the Right by purchasing, for an amount equal to the Purchase Price, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times such amount. Notwithstanding any of the foregoing, following the occurrence of the events set forth in this paragraph, all Rights that are beneficially owned by any acquiring person will be null and void.
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
     In May 2007, the Company raised $20.0 million in gross proceeds through a private placement of 3,838,772 shares of its common stock to twenty accredited institutional investors. The investors also received warrants to purchase up to 959,693 shares of common stock at an exercise price of $6.00 per share. The warrants will expire in five years. The proceeds from this financing are being used to fund the Company’s lead oncology drug, AVN944, and the continued development of additional pipeline programs using the Company’s proprietary technology AvalonRx®. Offering expenses of $1.3M were netted against gross proceeds and recorded to additional capital.
6. Related Party Transactions
     The Company paid one member of the board of directors consulting fees totaling $60,000 for the six months ended June 30, 2007 and two members of the board of directors consulting fees totaling $62,100 for the six months ended June 30, 2006.
7. Income Taxes
     For the six month periods ended June 30, 2007, and 2006, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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
Overview
     We are a biopharmaceutical company focused on the discovery, development and commercialization of first-in-class cancer therapeutics. Our lead product candidate, AVN944, an IMPDH inhibitor, is in Phase II clinical development. We have late preclinical programs to develop inhibitors of the Beta-catenin and Aurora pathways, discovery programs for inhibitors of the survivin and Myc pathways, and partnerships with Merck, MedImmune, Medarex and Novartis. We use AvalonRx®, our proprietary platform which is based on large-scale biomarker identification and monitoring, to discover and develop therapeutics for pathways that have historically been characterized as “undruggable”
     Since our inception, our operations have consisted primarily of developing AvalonRx®, utilizing our technology to seek to discover and develop novel cancer therapeutics, and the in-license and development of AVN944. During that period, we have generated limited revenue from collaborative partners, and have had no revenue from product sales. Our operations have been funded principally through the offering of equity securities and debt financings.
     We have never been profitable and, as of June 30, 2007, we had an accumulated deficit of $113.9 million. We had net losses of $11.2 million for the six months ended June 30, 2007 and net losses of $17.1 million for the year ended December 31, 2006. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel. We will need to generate significant revenues to achieve profitability, and we may never do so.
Financial Operations Overview
Revenue
     We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.
     Collaboration Revenue. Since inception, we have generated revenue solely in connection with our collaboration and pilot study agreements. Our collaborations with MedImmune and Novartis include upfront payments, research funding, and payments for the achievement of certain discovery and development related milestones. During the first six months of 2007, we recognized revenue under our collaboration with Novartis and recognized no revenue from our other collaborations.
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
     We expect our research and development costs to be substantial and to increase as we advance AVN944 through clinical trials and move other drug candidates into preclinical testing and clinical trials. Based on the results of our preclinical studies, we expect to selectively advance some drug candidates into clinical trials. We anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. In January 2006, we initiated U.S. Phase I clinical trials of AVN944 in hematological cancers. In July 2007, we announced the initiation of a Phase II clinical trial in pancreatic cancer patients.
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
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies . FIN 48 is effective for fiscal years beginning after December 15, 2006.
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
Stock-Based Compensation
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, revised 2004, or SFAS 123(R), “Share-Based Payment ”. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “ Accounting for Stock Issued to Employees”, and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including those made pursuant to stock option and employee stock purchase plans.
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
     For the six months ended June 30, 2007, we recorded approximately $971,000 of stock-based compensation expenses, of which $145,000 was included in research and development expense and $826,000 was included in general and administrative expense. Since we continue to operate in a net loss, the adoption of SFAS 123(R) had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the six months ended June 30, 2007. As of June 30, 2007, unamortized stock-based compensation expenses of approximately $957,000 remains to be recognized over a weighted-average period of approximately 2.21 years. We amortize stock-based compensation expenses on a straight-line ratable basis over the vesting period.
     We estimated the fair value of stock options granted during the three months ended June 30, 2007 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 6 years based on the simplified method for estimating the expected term of stock options; (ii) expected volatility of 67.0% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 4.83% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we calculated a 4.20% annual forfeiture rate, which we believe is a reasonable assumption. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
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
Results of Operations
Three Months Ended June 30, 2007 and 2006
     Revenue. Total revenues for the three months ended June 30, 2007 were $78,000, a decrease of $339,000 from the same period in the prior year. All 2007 revenue was attributable to our collaboration agreement with Novartis and no revenue was recognized under our other collaboration agreements. In the same quarter of 2006, substantially all revenue was related to our collaboration agreement with MedImmune, with a small portion of revenue attributable to our collaboration agreement with the University of Louisville.
     Research and Development. Research and development expenses increased by $728,000, or 22%, to $4.1 million for the three months ended June 30, 2007 from $3.3 million for the same period in 2006. The increase in research and development expenses was primarily attributable to an increase in clinical trial costs related to our AVN944 drug candidate and an increase in salary expense related to new hires.
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
     General and Administrative. General and administrative expenses increased by $248,000 or 14%, to $2.0 million for the three months ended June 30, 2007, compared to $1.8 million for the three months ended June 30, 2006. This increase is attributable to an increase in costs related to business development efforts, and other expenses from operating as a public company.
     Interest Income. Interest income increased by $43,000 or 13%, to $378,000 for the three months ended June 30, 2007, compared to $335,000 for the three months ended June 30, 2006. The increase in interest income is a result of interest earned on proceeds from the issuance of common stock, and higher average interest rates.
     Interest Expense. Interest expense decreased by $46,000 or 23%, to $158,000 for the three months ended June 30, 2007, compared to $204,000 for the three months ended June 30, 2006. The decrease in interest expense was primarily related to lower balances on our long term debt. This decrease was offset, in part, by higher average interest rates on our long term debt and development bond financing.

     Other Income. Other income was $2,000 for the three months ended June 30, 2007, compared to $156,000 for the three months ended June 30, 2006. During the first quarter of 2007, all other income was related to rental of equipment to Neodiagnostix, Inc.
Six Months Ended June 30, 2007 and 2006
     Revenue. Total revenues for the six months ended June 30, 2007 were $809,000, a decrease of $147,000 from the same period in the prior year. All 2007 revenue was attributable to our collaboration agreement with Novartis and no revenue was recognized under our other collaboration agreements. In the same quarter of 2006, substantially all revenue was related to our collaboration agreement with MedImmune, with a small portion of revenue attributable to our collaboration agreement with the University of Louisville.
     Research and Development. Research and development expenses increased by $1.7 million, or 26%, to $8.2 million for the six months ended June 30, 2007 from $6.5 million for the same period in 2006. The increase in research and development expenses was primarily attributable to an increase in clinical trial costs related to our AVN944 drug candidate, an increase in salaries expense related to new hires and an increase in laboratory supplies expense.
     General and Administrative. General and administrative expenses increased by $223,000 or 6%, to $4.3 million for the six months ended June 30, 2007, compared to $4.0 million for the six months ended June 30, 2006. This increase is attributable to an increase in costs related to business development efforts, and other expenses from operating as a public company.
     Interest Income. Interest income increased by $47,000 or 7%, to $717,000 for the six months ended June 30, 2007, compared to $670,000 for the six months ended June 30, 2006. The increase in interest income is a result of interest earned on proceeds from the issuance of common stock, and higher average interest rates.
     Interest Expense. Interest expense decreased by $94,000 or 22%, to $330,000 for the six months ended June 30, 2007, compared to $424,000 for the six months ended June 30, 2006. The decrease in interest expense was primarily related to lower balances on our long term debt. This decrease was offset, in part, by higher average interest rates on our long term debt and development bond financing.
     Other Income. Other income decreased by $247,000 or 71%, to $99,000 for the six months ended June 30, 2007, compared to $346,000 for the six months ended June 30, 2006. The decrease in other income was primarily related to the discontinuation of income from subletting part of our facility and the provision of shared services to subtenants during the first half of 2007.
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
     We have incurred operating losses since our inception and historically have financed our operations principally through public stock offerings, debt financings, private placements of equity securities, strategic collaborative agreements that include research and development funding and development milestones, and investment income.
     In evaluating alternative sources of financing we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.
     As of June 30, 2007, we had cash, cash equivalents and marketable securities of approximately $37.9 million. Of this amount, $4.9 million is currently held in a restricted account to serve as collateral for our long-term debt. Our funds are currently invested in investment grade and United States government securities.

Sources and Uses of Cash
     Operating Activities. Net cash used in operating activities for the six months ended June 30, 2007 was $9.2 million, compared to $6.1 million for the same period in fiscal 2006. During the first six months of fiscal year 2007, our net loss of $11.2 million was reduced by non-cash charges of $1.8 million, primarily associated with the issuance of stock options, depreciation and amortization, and an increase in our net operating assets and liabilities. Net cash used in operating activities increased by $3.1 million, compared to the same period in 2006. Increases in deferred revenue, accounts receivable and other assets provided $586,000 of cash. This amount was offset by $577,000 of cash used accounts payable, accrued expenses and other current liabilities.
     Investing Activities. Net cash used in investing activities for the six months ended June 30, 2007 was $10.0 million, compared to $4.5 million for the same period in 2006. Cash used in investing activities principally represents the amount used to purchase marketable securities, net of proceeds from the sale and maturity of marketable securities.
     Financing Activities. Net cash provided by financing activities for the six months ended June, 2007 was $26.7 million, compared to $5.2 million for the same period in 2006. During the first six months of 2007, $28.3 million was raised from issuance of common stock. This amount was offset by $1.5 million in repayments on debt.
Credit Arrangements
     In April 2003, we entered into a series of agreements with the Maryland Industrial Development Financing Authority, or MIDFA, and Manufacturers and Traders Trust Company, or M&T Bank, in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs we incurred for improvements to our facility. We are required to repay the trust $1.2 million annually for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during the six months ended June, 2007 and 2006 was 5.36% and 4.92% respectively.
     In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. As of June 30, 2007, that amount is $7,318,356, consisting of $7.2 million of principal and $118,356 in interest, computed at 50 days at an assumed maximum rate of interest of 12% per annum. The letter of credit expires the earlier of April 8, 2008, or the date the bonds have been paid in full. In consideration of the letter of credit, we have granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates. At June 30, 2007, we had $7.2 million of obligations which were subject to variable rates of interest under our development bond financing with MIDFA. If market interest rates increased 1% from the rate at June 30, 2007, our annual interest expense would increase approximately $72,000, assuming that obligations subject to variable interest rates remained constant.
     In addition, the value of our portfolio of cash equivalents and investments is subject to market risk from changes in interest rates.
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. As of June 30, 2007, we had cash and cash equivalents, short-term and long-term investments and restricted cash of $37.9 million as follows:

Cash and cash equivalents	$10.6 million
Short-term investments	$20.8 million
Long-term investments	$1.6 million
Restricted cash	$4.9 million
     We maintain an investment portfolio of investment grade government agency notes and corporate bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of June 30, 2007, securities totaling $20.8 million mature in the next 12 months and $1.6 million mature after June 30, 2008. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations.
     We have operated in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.
Item 4T. Controls and Procedures
     Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2007 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
     Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended on the Evaluation Date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
  Our stockholders voted on three items at the Annual Meeting of Stockholders held on June 7, 2007:
1.	The election of eight directors to serve on our Board of Directors for a term of one year and until their successors are elected and qualified:

2.	The amendment of our 2005 Omnibus Long-Term Incentive Plan (the “Incentive Plan”) to increase the number of shares available for issuance under the Incentive Plan from 1,581,582 shares to 2,381,582 shares; and

3.	Ratification of the appointment of Ernst & Young LLP as our independent public accounting firm for the fiscal year ending December 31, 2007.
The nominees for director were elected based on the following votes:

Directors	Votes For	Votes Withheld	% Votes For
Kenneth C. Carter, Ph.D.	8,441,347	875,477	64.19
David S. Kabakoff, Ph.D.	8,437,610	879,214	64.16
Michael R. Kurman, M.D.	9,281,034	35,790	70.57
Bradley G. Lorimier	8,441,992	874,832	64.19
Ivor Royston, M.D.	9,283,497	33,327	70.59
William A. Scott, Ph.D.	9,280,734	36,090	70.57
Alan G. Walton, Ph.D., D.Sc.	9,282,234	34,590	70.58
William H. Washecka	9,280,934	35,890	70.57
The proposal to amend the Incentive Plan to increase the number of shares available for issuance under the Incentive Plan from 1,581,582 shares to 2,381,582 shares received the following votes:
•	6,517,014 votes for approval;

•	619,171 votes against;

•	23,361 abstentions.
     There were 2,157,278 broker non-votes for this item.
The proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 received the following votes:
•	9,298,224 votes for approval;

•	5,900 votes against;

•	12,700 abstentions.
     There were zero (0) broker non-votes for this item.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2007)

3.2	Certificate of Elimination of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 30, 2007)

4.1	Rights Agreement, dated as of April 26, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2007)

10.1	Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007)

10.2	Purchase Agreement, dated May 24, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2007)

10.3	Registration Rights Agreement, dated May 24, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 29, 2007)

10.4	Form of Common Stock Purchase Warrant, dated May 25, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on form 8-K filed on May 29, 2007)

10.5	Letter Agreement, dated May 2, 2007, between Avalon Pharmaceuticals, Inc. and Garry Lessing. (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed on May 29, 2007)

10.6	Offer Letter, dated May 2, 2007, between Avalon Pharmaceuticals, Inc. and C. Eric Winzer. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON PHARMACEUTICALS, INC.
Date: August 9, 2007	By:	/s/ Kenneth C. Carter
Kenneth C. Carter, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ C. Eric Winzer
C. Eric Winzer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007	By:	/s/ Glen Farmer
Glen Farmer
Controller (Principal Accounting Officer)