Form 10-Q
period 2007-09-30
AVALON PHARMACEUTICALS INC
filed 2007-11-14
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, 17,026,462 shares of Avalon Pharmaceuticals, Inc. common stock, par value $.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AVALON PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,581	$3,099
Marketable securities	19,807	9,980
Accounts receivable	—	724
Interest receivable	129	175
Prepaid expenses	408	642
Deposits	102	102

Total current assets	27,027	14,722
Restricted cash and marketable securities	4,898	5,520
Property and equipment, net	7,774	8,923
Long-term marketable securities	2,127	1,831
Deposits	—	105
Deferred financing costs	274	290

Total assets	$42,100	$31,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,229	$1,857
Accrued expenses and other current liabilities	1,202	1,232
Deferred revenue	707	1,034
Current portion of long-term debt	1,243	1,518

Total current liabilities	4,381	5,641
Deferred rent	452	469
Long-term deferred revenue, net of current portion	200	200
Long-term debt, net of current portion	6,000	7,207
Stockholders’ equity:
Series C Junior Participating Preferred stock, $0.01 par value; 300,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,023,394 and 10,137,340 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	170	101
Additional capital	150,103	120,477
Other comprehensive income	57	—
Accumulated deficit	(119,263)	(102,704)

Total stockholders’ equity	31,067	17,874

Total liabilities and stockholders’ equity	$42,100	$31,391

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$—	$1,115	$809	$2,071

Costs and expenses:
Research and development	3,531	3,422	11,709	9,909
General and administrative	2,197	1,685	6,468	5,734

Total costs and expenses	5,728	5,107	18,177	15,643

Loss from operations	(5,728)	(3,992)	(17,368)	(13,572)
Other income (expense):
Interest income	470	325	1,187	995
Interest expense	(155)	(202)	(486)	(626)
Other	8	146	107	491

Total other income, net	323	269	808	861
Net loss	$(5,405)	$(3,723)	$(16,559)	$(12,711)

Net loss per share — basic and diluted	$(0.32)	$(0.37)	$(1.13)	$(1.30)

Weighted average number of shares — basic and diluted	17,015,319	10,106,947	14,716,327	9,744,184
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net loss	$(16,559)	$(12,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,552	1,852
Non-cash interest expense	163	225
Amortization of premium (discount) on investments	(496)	26
Stock based compensation	1,281	1,398
Changes in operating assets and liabilities:
Prepaid expenses	235	118
Accounts receivable and other assets	875	113
Accounts payable	(628)	298
Accrued expenses and other current liabilities	(30)	(2)
Deferred revenue	(326)	77
Deferred rent	(17)	1

Net cash used in operating activities	(13,950)	(8,759)

Investing activities
Proceeds from the sale of marketable securities	26,290	15,448
Purchases of marketable securities	(35,239)	(17,768)
Purchases of property and equipment	(403)	(114)

Net cash used in investing activities	(9,352)	(2,434)

Financing activities
Principal payments on debt	(282)	(845)
Proceeds from issuance of common stock	28,413	7,326
Payments on bond payable	(1,200)	(1,200)
Deferred financing costs	(147)	(205)

Net cash provided by financing activities	26,784	5,076

Net increase (decrease) in cash and cash equivalents	3,482	(6,117)
Cash and cash equivalents at beginning of period	3,099	9,732

Cash and cash equivalents at end of period	$6,581	$3,615

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
     In the opinion of our management, any adjustments contained in the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2007 and 2006 are of a normal recurring nature and are necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for the full fiscal year.
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
     On September 15, 2006 the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity would transact such sale or transfer. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.
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

Revenue Recognition
     Revenues are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized ratably over the performance period. Milestone payments are recognized as revenue in an amount commensurate with the level of effort expended when the milestone is achieved, the contract partner acknowledges completion of the milestone, no further performance obligations exist as defined in the agreements, collection is reasonably assured and substantive effort was necessary to achieve the milestone. During the first nine months of 2007, the Company recognized revenue from work performed and expenses incurred on its collaboration agreement with Novartis, and recognized no revenue from its other collaboration agreements.
Research and Development Costs
     The Company expenses its research and development costs as incurred.
Restricted Cash and Investments
     In accordance with the terms of a financing arrangement with the Maryland Industrial Development Financing Authority (MIDFA) and Manufacturers and Traders Trust Company (M&T Bank), in order to finance the build out of the Company’s corporate headquarters and research facility located in Germantown, Maryland, the Company established an investment account which is pledged as collateral for a letter of credit. The issuer of the letter of credit, M&T Bank, maintains the investment account. M&T Bank’s security interest in the account cannot exceed the minimum required cash collateral amount, which as of September 30, 2007 was defined as an adjusted market value of $4.9 million. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreases each April 1, as specified in the collateral agreement.
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the nine months ended September 30, 2007 and 2006, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive income (loss).
Stock-Based Compensation
     The Company accounts for share-based payments in accordance with the provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for options granted during the three months ended September 30, 2007 and 2006, and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006
Dividend yield	0.00%	0.00%
Expected volatility	70.5%	68.6%
Risk-free interest rate	5.00%	4.77%
Expected life of the option term (in years)	6.0	6.0
Forfeiture rate	4.20%	3.99%
Dividend Yield—The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the Company’s limited trading history, there had been inadequate data to calculate historical volatility of our stock. Prior to June 30, 2007, the Company used an average volatility of similar companies in the pharmaceutical industry. Beginning with the three months ended September 30, 2007 the Company uses an average of the volatility of its own stock and the average volatility of similar companies in the pharmaceutical industry.
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
     Stock Compensation Plans
     The Company adopted the Avalon Pharmaceuticals, Inc. 1999 Stock Incentive Plan (the “1999 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors and other individuals as determined by the Board of Directors. The Company terminated the 1999 Plan as to future awards effective upon the closing of the Company’s initial public offering in October 2005. As of September 30, 2007, the Company had reserved 451,117 shares of common stock to accommodate the exercise of outstanding options granted under the 1999 Plan.

     Effective upon the closing of the Company’s initial public offering in October 2005, the Company adopted the Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, stock units, dividend equivalent rights, stock appreciation rights and unrestricted common stock, and other performance and annual incentive awards to employees, directors and other individuals as determined by the Board of Directors. At the inception of the 2005 Plan, 989,738 shares were reserved for issuance under the 2005 Plan. The number of shares available for issuance under the 2005 Plan was increased from 989,738 to 1,581,582 in June 2006 and to 2,381,582 in June 2007. Additionally, shares that become available due to forfeiture of outstanding awards under the 1999 Plan are available for awards under the 2005 Plan. As of September 30, 2007, the Company had reserved 2,375,543 shares of common stock to accommodate the exercise of outstanding option grants under the 2005 Plan and for future grants under the 2005 Plan.
     Generally, stock options are granted with an exercise price that equals the fair market value of the Company’s common stock on the grant date. Options typically have a life of ten years and vest over periods ranging from one to five years. Options generally expire 90 days after an employee terminates employment with the Company.
     Shares of common stock issued to non-employee directors as part of their annual director compensation for the three and nine month periods ended September 30, 2007 were 6,832 and 20,137, respectively. The fair market value of these shares, on the date of grant, was approximately $29,000 and $85,200, respectively.
     The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2007 was approximately $29,600 and $59,105, respectively. The weighted-average grant-date fair value of equity awards granted during the three and nine month periods ended September 30, 2007 was $2.85 and $2.98, respectively. The total fair value of stock options which vested during the three and nine month periods ended September 30, 2007 was approximately $360,300 and $951,700, respectively. There were 1,438,242 fully vested stock options outstanding at September 30, 2007. These stock options had a weighted average remaining life of 7.17 years.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
Outstanding at June 30, 2007	1,976,912	$4.12
Granted	146,503	4.27
Exercised	(13,750)	3.20
Forfeited or expired	(29,412)	5.42

Outstanding at September 30, 2007	2,080,253	$4.12	7.74	$3,442

Vested and expected to vest at September 30, 2007	1,438,242	$4.24	7.17	$2,224
Exercisable at September 30, 2007	1,438,242	$4.24	7.17	$2,224
     Cash received from the exercise of stock options under all share-based payment arrangements for the three months ended September 30, 2007 was $44,000. Due to the valuation allowance on all deferred tax assets, the Company recorded no tax benefit for stock compensation expense recognized during the three months ended September, 2007. As of September 30, 2007, there was approximately $947,700 of total unrecognized compensation costs related to non-vested employee stock options. That cost is expected to be recognized over a weighted average period of 2.45 years.
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
6. Related Party Transactions
     The Company paid one member of the board of directors consulting fees totaling $79,200 for the nine months ended September 30,2007 and two members of the board of directors consulting fees totaling $92,100 for the nine months ended September 30, 2006.
7. Income Taxes
     For the nine month periods ended September 30, 2007, and 2006, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, as well as the audited financial statements and related notes for the fiscal year ended December 31,2006 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006.
Overview
     We are a biopharmaceutical company focused on the discovery, development and commercialization of first-in-class cancer therapeutics. Our lead product candidate, AVN944, an IMPDH inhibitor, is in Phase II clinical development. We have preclinical programs to develop inhibitors of the Beta-catenin and Aurora/Centrosome pathways, discovery programs for inhibitors of the Survivin and Myc pathways, and partnerships with Merck, MedImmune, ChemDiv, Medarex and Novartis. We use AvalonRx®, our proprietary platform which is based on large-scale biomarker identification and monitoring, to discover and develop therapeutics for pathways that have historically been characterized as “undruggable.”
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
     We have never been profitable and, as of September 30, 2007, we had an accumulated deficit of $119.3 million. We had net losses of $16.6 million for the nine months ended September 30, 2007 and net losses of $17.1 million for the year ended December 31, 2006. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel. We will need to generate significant revenues to achieve profitability, and we may never do so.
Financial Operations Overview
Revenue
     We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.
     Collaboration Revenue. Since inception, we have generated revenue solely in connection with our collaboration and pilot study agreements. Our collaborations with MedImmune and Novartis include upfront payments, research funding, and payments for the achievement of certain discovery and development related milestones. During the first nine months of 2007, we recognized revenue under our collaboration with Novartis and recognized no revenue from our other collaborations.
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
General and Administrative
     General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions. Other costs include legal costs of pursuing patent protection of our intellectual property and other fees for legal services.
Critical Accounting Policies and Significant Judgments and Estimates
Income Taxes
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have an impact on our financial position or results of operations.

     We file income tax returns in the state of Maryland. With few exceptions, we are subject to U.S. federal, state and local income tax examinations by tax authorities for years after 1998. See our most recent Annual Report filed on Form 10-K for the year ended December 31, 2006 for a complete discussion of our critical accounting policies.
Stock-Based Compensation
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, revised 2004, or SFAS 123(R), “Share-Based Payment .” SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “ Accounting for Stock Issued to Employees”, and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including those made pursuant to stock option and employee stock purchase plans.
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
     For the nine months ended September 30, 2007, we recorded approximately $1.3 million of stock-based compensation expenses, of which $0.2 million was included in research and development expense and $1.1 million was included in general and administrative expense. Since we continue to operate in a net loss, the adoption of SFAS 123(R) had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the nine months ended September 30, 2007. As of September 30, 2007, unamortized stock-based compensation expenses of approximately $947,700 remains to be recognized over a weighted-average period of approximately 2.45 years. We amortize stock-based compensation expenses on a straight-line ratable basis over the vesting period.
     We estimated the fair value of stock options granted during the three months ended September 30, 2007 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 6 years based on the simplified method for estimating the expected term of stock options; (ii) expected volatility of 70.5% based a combined average of the historical volatility of our common stock and an average historical volatility of similar companies in the pharmaceutical industry; (iii) weighted average risk-free interest rate of 5.00% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we calculated a 4.20% annual forfeiture rate, which we believe is a reasonable assumption. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
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
Results of Operations
Three Months Ended September 30, 2007 and 2006
     Revenue. No revenue was recognized during the three months ended September 30, 2007. Collaboration efforts during the quarter, related to our partnership agreements with Merck, Novartis and ChemDiv, may result in milestone or royalty payments in future periods.
     Research and Development. Research and development expenses increased by $109,000, or 3%, to $3.5 million for the three months ended September 30, 2007 from $3.4 million for the same period in 2006. The increase in research and development expenses was primarily attributable to increases in clinical trial costs related to our AVN944 drug candidate and salary expenses related to new hires.
     Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.
     During the remainder of 2007, and thereafter, research and development expenses may increase substantially as we continue development of our internal programs and clinical studies for our AVN944 drug program.
     General and Administrative. General and administrative expenses increased by $512,000 or 30%, to $2.2 million for the three months ended September 30, 2007, compared to $1.7 million for the three months ended September 30, 2006. This increase was primarily attributable to an increase in consulting costs and compensation expense related to stock options.
     Interest Income. Interest income increased by $145,000 or 44%, to $470,000 for the three months ended September 30, 2007, compared to $325,000 for the three months ended September 30, 2006. The increase in interest income is a result of higher average cash balances and higher average interest rates.
     Interest Expense. Interest expense decreased by $47,000 or 23%, to $155,000 for the three months ended September 30, 2007, compared to $202,000 for the three months ended September 30, 2006. The decrease in interest expense was primarily related to lower balances on our long term debt. This decrease was offset, in part, by higher average interest rates on our development bond financing.

     Other Income. Other income was $8,000 for the three months ended September 30, 2007, compared to $146,000 for the three months ended September 30, 2006. The decrease in other income was primarily related to the discontinuation of income from subletting part of our facility and the provision of shared services to subtenants during the first half of 2007.
Nine Months Ended September 30, 2007 and 2006
     Revenue. Total revenues for the nine months ended September 30, 2007 were $809,000, a decrease of $1.3 million from the same period in the prior year. All 2007 revenue was attributable to our collaboration agreement with Novartis and no revenue was recognized under our other collaboration agreements.
     Research and Development. Research and development expenses increased by $1.8 million, or 18%, to $11.7 million for the nine months ended September 30, 2007 from $9.9 million for the same period in 2006. The increase in research and development expenses was primarily attributable to increases in clinical trial costs related to our AVN944 drug candidate, increases in laboratory supplies expense, and an increase in salaries and benefits expense related to new hires.
     General and Administrative. General and administrative expenses increased by $734,000 or 12%, to $6.5 million for the nine months ended September 30, 2007, compared to $5.7 million for the nine months ended September 30, 2006. This increase is primarily attributable to an increase in consulting costs and an increase in compensation expense related to stock options.
     Interest Income. Interest income increased by $192,000 or 19%, to $1,187 for the nine months ended September 30, 2007, compared to $995,000 for the nine months ended September 30, 2006. The increase in interest income is a result of interest earned on higher average cash balances and higher average interest rates.
     Interest Expense. Interest expense decreased by $140,000 or 22%, to $486,000 for the nine months ended September 30, 2007, compared to $626,000 for the nine months ended September 30, 2006. The decrease in interest expense was primarily related to lower balances on our long term debt. This decrease was offset, in part, by higher average interest rates on our development bond financing.
     Other Income. Other income decreased by $384,000 or 78%, to $107,000 for the nine months ended September 30, 2007, compared to $491,000 for the nine months ended September 30, 2006. The decrease in other income was primarily related to the discontinuation of income from subletting part of our facility and the provision of shared services to subtenants during the first half of 2007.
Liquidity and Capital Resources
     Our primary cash requirements are to:
•	fund our research and development and clinical programs;

•	obtain regulatory approvals;

•	prosecute, defend and enforce any patent claims and other intellectual property rights;

•	fund general corporate overhead; and

•	support our debt service requirements and contractual obligations.
     Our cash requirements could change materially as a result of the progress of our research and development and clinical programs, licensing activities, business development activities, acquisitions, divestitures or other corporate developments.
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
     As of September 30, 2007, we had cash, cash equivalents and marketable securities of approximately $33.4 million. Of this amount, $4.9 million is currently held in a restricted account to serve as collateral for our long-term debt. Our funds are currently invested in investment grade and United States government securities.

Sources and Uses of Cash
     Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2007 was $14.0 million, compared to $8.8 million for the same period in fiscal 2006. During the first nine months of fiscal year 2007, our net loss of $16.6 million was reduced by non-cash charges of $2.6 million, primarily for stock compensation and depreciation and amortization. During the first nine months of fiscal year 2006, our net loss of $12.7 million was reduced by non-cash charges of $3.9 million, primarily associated with stock compensation, depreciation and amortization, offset by changes in our net operating assets and liabilities.
     Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2007 was $9.4 million, compared to $2.4 million for the same period in 2006. Cash used in investing activities represents the amount used to purchase property and equipment and marketable securities, net of proceeds from the sale and maturity of marketable securities.
     Financing Activities. Net cash provided by financing activities for the nine months ended September, 2007 was $26.8 million, compared to $5.1 million for the same period in 2006. During the first nine months of 2007, $28.4 million was raised from issuance of common stock. This amount was offset by $1.5 million in repayments on debt.
Credit Arrangements
     In April 2003, we entered into a series of agreements with the Maryland Industrial Development Financing Authority, or MIDFA, and Manufacturers and Traders Trust Company, or M&T Bank, in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs we incurred for improvements to our facility. We are required to repay the trust $1.2 million annually for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during the nine months ended September, 2007 and 2006 was 5.42% and 5.10%, respectively.
     In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. As of September 30, 2007, that amount is $7,318,356, consisting of $7.2 million of principal and $118,356 in interest, computed at 50 days at an assumed maximum rate of interest of 12% per annum. The letter of credit expires the earlier of April 8, 2008, or the date the bonds have been paid in full. In consideration of the letter of credit, we have granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates. At September 30, 2007, we had $7.2 million of obligations which were subject to variable rates of interest under our development bond financing with MIDFA. If market interest rates increased 1% from the rate at September 30, 2007, our annual interest expense would increase approximately $72,000, assuming that obligations subject to variable interest rates remained constant.
     In addition, the value of our portfolio of cash equivalents and investments is subject to market risk from changes in interest rates.
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. As of September 30, 2007, we had cash and cash equivalents, short-term and long-term investments and restricted cash of $33.4 million as follows:

Cash and cash equivalents	$ 6.6 million
Short-term investments	$19.8 million
Long-term investments	$ 2.1 million
Restricted cash	$ 4.9 million
     We maintain an investment portfolio of investment grade government agency notes and corporate bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of September 30, 2007, securities totaling $19.8 million mature in the next 12 months and $2.1 million mature after September 30, 2008. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations.
     We have operated in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.
Item 4T. Controls and Procedures
     Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2007 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
     Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended on the Evaluation Date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON PHARMACEUTICALS, INC.
Date: November 14, 2007	By:	/s/ Kenneth C. Carter
Kenneth C. Carter, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ C. Eric Winzer
C. Eric Winzer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2007	By:	/s/ Glen Farmer
Glen Farmer
Controller (Principal Accounting Officer)