Form 10-K
period 2007-12-31
AVALON PHARMACEUTICALS INC
filed 2008-03-31
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number: 001-32629

AVALON PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-2209310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20358 Seneca Meadows Parkway, Germantown, Maryland (Address of principal executive offices)	20876 (Zip Code)

Registrant’s telephone number, including area code:
(301) 556-9900

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of our common stock held by non-affiliates was $66.2 million based on the last sale price of our common stock as reported by the NASDAQ Global Market on June 29, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the most recent practicable date.

Class	Outstanding on March 14, 2008

Common Stock, par value $0.01 per share	17,033,014 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2007.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of first-in-class cancer therapeutics. Our lead product candidate, AVN944, an IMPDH inhibitor, is in Phase II clinical development. We have preclinical programs to develop inhibitors of the Beta β-catenin and Aurora/Centrosome pathways, discovery programs for inhibitors of the Survivin and Myc pathways, and partnerships with Merck, AstraZeneca, ChemDiv, Medarex and Novartis. We use AvalonRx®, our proprietary platform which is based on large-scale biomarker identification and monitoring, to discover and develop therapeutics for pathways that have historically been characterized as “undruggable.”

AVN944 is a small molecule therapeutic being developed for the treatment of hematologic and solid tumor cancers. AVN944 inhibits inosine monophosphate dehydrogenase (IMPDH), an enzyme that is overexpressed in many cancers and is critical for DNA synthesis, RNA synthesis, and cellular signaling. To date, preclinical and clinical analyses of AVN944 have demonstrated inhibition of IMPDH, a favorable safety profile, and signs of biologic activity resulting in several patients exhibiting stable disease. We initiated Phase II clinical testing of AVN944 in patients with pancreatic cancer during 2007.

We have two advanced preclinical development programs. One is designed to identify compounds that impact the β-catenin pathway, which is activated in many cancers, including 85% of colon cancers. The β-catenin pathway has traditionally been difficult to target therapeutically. The other program targets the Aurora/Centrosome pathway, which plays a critical role in the uncontrolled growth of cancer cells.

Our preclinical product discovery programs focus on identifying inhibitors of important “undruggable” targets and pathways in cancer. We currently have a program targeting the Survivin pathway, which is overexpressed in most cancers and prevents cancer cell death, and a program targeting MYC, which is one of the most frequently deregulated proteins in human cancer and is critical for tumor cell survival.

AvalonRx® is a drug discovery platform that integrates well-defined biomarkers and molecular profiling in all stages of drug discovery and development. AvalonRx® uses biomarkers for identification of compounds from high throughput screens, for revealing a compound’s mechanism of action, for directing drug optimization efforts, and for identification of pharmacodynamic markers used for clinical development. AvalonRx® provides a much broader and fundamental understanding of the biological activity of drugs before they enter human clinical trials.

AvalonRx® can identify biomarkers that specifically report on the activity of well validated disease pathways overcoming many of the problems encountered in current high-throughput screening systems. Importantly, AvalonRx® expands the range of therapeutic targets for drug intervention, including targets and pathways frequently considered intractable by conventional high-throughput screening approaches.

AvalonRx® provides the data to make more informed decisions about which compounds to advance toward clinical trials, and facilitates clinical drug development through identification of pharmacodynamic markers for efficacy, patient stratification or response.

The AvalonRx® platform is composed of a comprehensive, innovative and proprietary suite of technologies which is supported by a combination of state-of-the-art robotics and computational analysis capabilities.

Our Drug Discovery and Development Programs

Our total research and development expenses for the years ended December 31, 2007, 2006 and 2005 were $15.3 million, $13.3 million, and $15.8 million, respectively. The following table sets forth our drug discovery and development programs:

Program	Status	Planned 2008 Activities	Commercial Rights

IMPDH Inhibitor (AVN944) Hematologic	U.S. Phase I ongoing	Complete US Phase I hematologic cancer studies;	Avalon
Pancreatic	U.S. Phase II (Part A)	Phase II solid tumor study (Part B)
β-catenin Pathway Inhibitors	Lead optimization	Optimize and select a candidate for preclinical development	Avalon
Aurora/Centrosome Pathway Inhibitors	Lead optimization	Name the novel target and optimize compound series	Avalon
Survivin Pathway Inhibitors	Lead Identification	Select compound series for optimization	Avalon
Myc Pathway Inhibitors	Lead Identification	Select compound series for optimization	Avalon
Therapeutic Antibodies	Novel target identified	Identify active antibodies	Avalon/Medarex
Hsp90	Lead Identification	Select compound series for optimization	Avalon/ChemDiv

AVN944 Program

AVN944 is an oral, small molecule drug being developed for the treatment of hematologic and solid cancers. We filed an Investigational New Drug application (“IND”) in September 2005 with the Food and Drug Administration (“FDA”) and initiated U.S. Phase I clinical trials of AVN944 in cancer patients in January 2006 for the treatment of hematologic cancers (leukemia, myeloma and lymphoma). This Phase I trial is evaluating the maximum tolerated dose (MTD), the safety, the pharmacokinetic and pharmacodynamic profile and efficacy of AVN944. It is focused on patients with hematologic cancers that have failed prior therapies, or for whom there is no recommended treatment, and includes analysis of a number of biomarkers that correlate with IMPDH inhibition.

In 2006, and again in 2007, interim analysis of the Phase I trial showed encouraging results in patients. Importantly, a significant number of patients experienced stable disease after one cycle of therapy with AVN944. Two patients with multiple myeloma were on study with stable disease for 12 months. We believe that these data, combined with a thorough analysis of pharmacodynamic markers using AvalonRx®, demonstrate clear mechanism-based biologic activity of the drug in patients. In November 2007, we discontinued enrollment of patients with chronic lymphocytic leukemia because of difficulty interpreting the safety profile in these patients. We are continuing to enroll patients with multiple myeloma, lymphoma and acute leukemia in this study. We initiated Phase II clinical testing of AVN944 during 2007 with a study of AVN944 plus gemcitabine in patients with previously untreated, advanced stage pancreatic cancer. The first portion of the study is designed to find the optimal dose of AVN944 in combination with a standard dose of gemcitabine.

β-Catenin Program

For more than 10 years, cancer researchers have known that proteins within the β-catenin pathway play key roles in the initiation and progression of many types of cancer, most notably colon cancer. It has been estimated that the β-catenin pathway is abnormally activated in more than 85% of colon tumors. Colon cancer is the fourth most common type of cancer, causing approximately 105,000 new cancer cases and over 56,000 deaths each year in the United States. Despite intense interest and significant research effort by the pharmaceutical industry, little success has been had identifying and developing drugs that specifically affect the β-catenin pathway. This is due to inherent difficulties in targeting the β-catenin pathway using traditional discovery approaches, which may be overcome by using AvalonRx®. We developed a gene expression signature that tracks decreased β-catenin activity and used it to identify structurally different compounds from our chemical library. We are currently conducting lead optimization efforts around one chemical family from this program. We have synthesized compounds in this family that kill human cancer cells in vitro, cause a cell cycle arrest that is characteristic of inhibition of the β-catenin pathway, and cause a dose dependent decrease in β-catenin protein levels. Studies with these compounds in animal models have shown good pharmacological properties, bioavailability, modulation of pharmacodynamic markers, and growth inhibition in tumor xenograft studies. Our current plans are to complete optimization of this compound family and select a compound for preclinical development in 2008. To date, we are not aware of any specific inhibitors of the β-catenin pathway that are on the market or in clinical development.

Aurora/Centrosome Pathway Program

The Aurora/Centrosome pathway is a key regulator of cell division and survival and is defective in many human cancers. Inhibition of the Aurora/Centrosome pathway is known to inhibit the uncontrolled cell growth that characterizes cancer. Application of AvalonRx® has enabled us to identify structurally distinct compounds that appear to modulate a novel target in the Aurora/Centrosome pathway. We are currently conducting lead optimization efforts around one chemical family from this program. These compounds appear to work through a mechanism different than the multiple clinical-stage compounds that directly inhibit Aurora kinases. We have synthesized compounds from this family that are able to potently kill human cancer cells, in vitro, and cause cellular effects characteristic of pathway inhibition. Studies with these compounds in animal models have shown good pharmacological properties, bioavailability, and modulation of pharmacodynamic markers in tumor xenograft studies. Our current plans are to name a novel target in the Aurora/Centrosome pathway and complete optimization of this compound family.

Survivin Program

The Survivin pathway is recognized as a critical but elusive pathway for intervention by cancer therapeutics. The Survivin pathway intersects cellular networks critical for cancer cell function including cell death, cell growth, and drug and radiation resistance. The Survivin gene is broadly expressed in multiple tumor types (including breast, lung, prostate, pancreas and colon), but is undetectable in most normal adult cells. Drugs targeted against the Survivin protein have been difficult to develop because of its lack of enzymatic function. We developed and conducted a high throughput screen to identify compounds that affect the Survivin pathway and are currently characterizing compounds from this screen. We plan to select a compound family for lead optimization during 2008.

Myc Program

We have recently initiated a drug discovery program targeting the MYC oncoprotein, one of the most important and previously undruggable cancer targets. MYC is one of the most frequently deregulated proteins in human cancer, and is associated with many types of aggressive tumors indicating a poor prognosis. We have developed and conducted a high throughput screen to identify compounds that affect the Myc pathway and identified confirmed hit compounds that affect the Myc pathway. We plan to select a compound family for lead optimization during 2008.

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

Hsp90 Program

We have recently initiated a drug discovery program in conjunction with ChemDiv targeting the Hsp90 (heat shock protein). Hsp90 is emerging as a major therapeutic target for the treatment of a broad range of cancers including gastrointestinal stromal tumors, non-small cell lung cancer, and breast cancer. We have developed and conducted a high throughput screen to identify compounds that affect the Hsp90 pathway. We have identified hit compounds that affect the Hsp90 pathway from the screen, and plan to select a compound family for lead optimization during 2008.

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

Second, AvalonRx® provides extensive information on the potential activities and mechanisms of drug candidates. We have developed expertise in the use of this information, which we believe can lead to a deeper understanding of a drug candidate’s mechanism of action, faster and improved decision-making regarding which compound should be advanced into the next stage of development, and a more accurate prediction of a drug candidate’s safety and efficacy profile.

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

Our Strategy

Our objective is to be a leading biopharmaceutical company focused on the discovery, development and commercialization of drug candidates for the treatment of cancer. The key elements of our business strategy are as follows:

•	Advance the development of AVN944. We began conducting a U.S. Phase I trial for AVN944 in hematologic cancer patients in January 2006. We initiated Phase II clinical trials in pancreatic cancer during 2007. During the clinical development of AVN944 and the development of all of our subsequent drug candidates, we intend to leverage AvalonRx® to accelerate decision-making by: (1) selecting biomarkers of responsive cancers, (2) identifying responsive patient populations for improved clinical trial design and outcome, (3) determining appropriate drug combinations more quickly than with conventional methods, and (4) developing genetic biomarker diagnostics.

•	Advance our anti-cancer therapeutic programs. We plan to advance the development of our lead candidates in both the β-catenin and the Aurora/Centrosome pathway programs to select and optimize pre-clinical candidates for both programs and to advance those candidates to clinical trials. We also plan to advance the Survivin pathway and the Myc pathway programs from the screening stage to the lead optimization stage and to identify lead candidates for both programs. We will continue to utilize AvalonRx® to discover and develop new therapeutic candidates against proprietary Avalon cancer targets and well-known cancer pathways proven to be difficult for conventional technologies to address.

•	Continue to deliver value for our partners and create new valuable partnerships. We have formed collaborations with Merck & Co., Inc., AstraZeneca PLC (through the acquisition of MedImmune, Inc.), Novartis Institutes for Biomedical Research, Inc., Medarex, Inc. and ChemDiv, Inc. We will continue to deliver value to our partners by using AvalonRx® to discover and develop compounds together with our partners. We may form new partnerships involving some of our cancer pipeline programs that would: (1) enhance clinical development and maximize the potential therapeutic use and commercialization of AVN944; (2) enhance the development and maximize the potential therapeutic use and commercialization of our β-catenin, Aurora/Centrosome pathway, Myc and Survivin pathway programs; (3) discover, develop and commercialize novel drug candidates for other undruggable targets. Additionally, we may form new partnerships utilizing AvalonRx® as it has very broad applications across many therapeutic fields.

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

Under the terms of the agreement, we are using our AvalonRx® platform to screen a select set of compounds from Merck’s proprietary compound library and to identify hits against this target, which is generally regarded as “intractable” based on the difficulty in identifying inhibitors of this target. We are responsible for the selection of compound families and optimization of those compounds to a preclinical candidate selection stage. Merck is responsible for the clinical development, regulatory approval and commercialization of any resulting product candidates. Under the agreement, we will receive milestone payments based on meeting a number of discovery, development and commercial milestones for multiple indications. If we achieve all of the milestones under the agreement, we will receive in excess of $200 million in milestone payments. We will also receive royalties on net sales of products marketed in the collaboration. The agreement does not provide for any minimum guaranteed payments to us by Merck.

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

This collaboration allows us to combine our unique approach of targeting otherwise intractable cancer pathways with Merck’s strong drug discovery and development capabilities and extensive compound library, and has the potential to lead to the identification of first-in-class drug candidates against this target.

AstraZeneca PLC

In June 2005, we entered into a collaboration and license agreement with MedImmune, Inc. (acquired by AstraZeneca PLC) for the discovery of small molecule therapeutic compounds in the area of inflammatory disease. Under the terms of the agreement, AstraZeneca is responsible for preclinical and clinical testing of any resulting product candidates, as well as all future development, sales and marketing activities.

We received an upfront technology access fee payment and AstraZeneca is funding all research and development activities at Avalon and AstraZeneca for the purpose of the collaboration. We may receive up to $16 million in milestone payments from AstraZeneca related to the discovery, development and commercialization of compounds resulting from this collaboration. We may also receive royalties on net sales of any products discovered in the collaboration.

Additionally, AstraZeneca has the option to initiate two additional small molecule drug discovery collaborations with us under similar terms.

The term of the agreement expires on the earlier of (i) 50 years from the date of the agreement or, (ii) such time as AstraZeneca’s obligation to pay royalties expires. The agreement also expires if, after the research is completed, AstraZeneca does not select a clinical candidate. The license agreement may be terminated sooner by either us or AstraZeneca upon, among other events, a material, uncured breach by the other party or by AstraZeneca for reason other than our material breach, upon 90 days notice.

In 2007, MedImmune paused work under this program at the time of their merger with AstraZeneca. AstraZeneca has informed us of their intent to continue work under this contract for small molecule therapeutic programs other than the original MedImmune program. As of December 31, 2007, there remained a balance of approximately $893,000 of deferred revenue and customer advances related to this agreement.

ChemDiv, Inc.

In July 2006, we entered into a collaboration agreement with ChemDiv, Inc. for the discovery and development of small molecule oncology therapeutics. Avalon and ChemDiv share in the costs of development and will share in the value of any lead candidate resulting from their joint research efforts. Additional terms of the agreement allowed Avalon to select and acquire 200,000 compounds from the ChemDiv library for use in all of Avalon’s discovery programs. We are using our proprietary AvalonRx® platform to discover new active compounds in screens against selected targets and target pathways. ChemDiv is providing us with access to its Discovery outSource tm services platform, including one of the world’s largest commercially available chemical libraries, as well as medicinal and synthetic chemistry for the discovery and development of new active compounds.

In April 2007, Avalon initiated a joint Avalon/ChemDiv program to identify inhibitors of the Hsp90 pathway. Avalon developed a biomarker signature for pathway inhibition and initiated an AvalonRx® based high-throughput screen of its small molecule library. We expect to validate hits from this screen and select a compound for lead optimization in 2008.

The term of the agreement expires 60 years from the effective date. The collaboration may be terminated sooner upon mutual written agreement of both parties.

Medarex, Inc.

In October 2003, we entered into a collaboration with Medarex, Inc. to jointly research, develop and commercialize human antibodies against Avalon cancer targets. Using AvalonRx® , we have identified what we believe are key cancer targets based on the amplification of DNA and over expression of RNA in certain cancer cells. Medarex plans to use its UltiMAb Human Antibody Development System® to generate antibodies to the identified disease targets. We intend to develop jointly with Medarex these antibodies for therapeutic intervention. Under the agreement, each party is obligated to use commercially reasonable efforts to conduct their respective research activities in accordance with jointly developed project plans and budgets for the research, development, manufacture and commercialization of human antibodies resulting from this collaboration. The agreement generally provides that all costs associated with the research, development, manufacturing and commercialization of any such antibodies are to be shared equally between Avalon and Medarex and that any operating profits or losses with respect to commercial products derived from the collaboration are to be similarly shared equally between the two parties. The agreement further provides that either party may voluntarily opt-out of its research, development and commercialization obligations. Upon the exercise of such opt-out right, the non-terminating party has the option to unilaterally continue research, development, manufacture and commercialization activities with respect to these antibodies.

Novartis Institutes for Biomedical Research, Inc.

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

We received an upfront technology access fee and Novartis is funding all research activities at Avalon for the purpose of the collaboration. We may receive milestone payments from Novartis based on the achievement of the following milestones: (1) identification of a validated hit compound, (2) identification of a lead compound and, (3) compound characterization.

In January 2007 the initial agreement term was amended from 18 months to 30 months from the date of inception. The agreement may be terminated sooner by either us or Novartis upon a material, uncured breach by the other party upon 60 days notice. In February 2007, following Avalon’s successful validation of an AvalonRx® based screen for monitoring disruption of the selected pathway, the parties agreed to initiate the primary screen against a large subset of Novartis’ compound library. Under the terms of the agreement, the initiation of the screening phase triggered a $500,000 payment to Avalon for research support. In December 2007, following the successful completion of an AvalonRx® based screen and identification of candidate hit compounds, the parties have agreed to initiate characterization of these compounds using AvalonRx® biomarker profiling. This initiation of compound profiling triggered a $200,000 payment to Avalon for research support. In February 2008, the agreement term was extended from 30 months to 36 months from the date of inception.

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

The license agreement may be terminated sooner by either us or Vertex upon, among other events, a material breach by the other party of the terms of the license agreement (subject to prior notice and an opportunity to cure) or by Vertex upon our failure to achieve key development and regulatory milestones by specified dates. Upon termination of the license agreement (other than because of a material breach by Vertex), all licensed rights to AVN944 revert to Vertex.

Patent rights; licenses

We and our licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of December 31, 2007, we held or had licenses to 67 issued, allowed or pending patents worldwide. These patents and patent applications pertain to compounds, gene targets and methods and processes of discovering future product candidates.

As described above, we licensed from Vertex exclusive rights to develop and commercialize AVN944 worldwide for the treatment or prevention of cancer, including patent rights to the composition of matter for AVN944. We have been advised by Vertex that there was a defect in the claims of the licensed United States patent that covers AVN944. Vertex has filed revised claims which would correct that defect. Although such claims have not yet been allowed, based on the prior art and conversations between Vertex and the patent examiner reviewing the patent application, we believe that a patent containing claims covering AVN944 will be granted. There can be no assurance, however, that such a patent will ultimately be granted in the United States.

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

Trade secrets

AvalonRx®, our drug discovery platform, is protected as a trade secret. It is our policy to require our employees, consultants, contractors, manufacturers, collaborators and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or collaborative relationships with us. We also require signed confidentiality agreements from any entity that is to receive confidential data. With respect to employees, consultants and contractors, the agreements generally provide that all inventions made by the individual while rendering services to us shall be assigned to us as our property.

Competition

The pharmaceutical and biotechnology industries are very competitive and characterized by rapid and continuous technological innovation. We believe that there are a significant number of potential drugs in preclinical studies and clinical trials to treat cancer that may result in effective, commercially successful treatments for the same cancers that we target.

We face competition from many pharmaceutical and biotechnology companies. We are aware that most large pharmaceutical companies have small molecule development programs in the field of cancer. We compete with a number of biotechnology companies, such as Anadys Pharmaceuticals, Inc., Ariad Pharmaceuticals, Inc., ArQule, Inc., Array Biopharma, Inc., Biocryst Pharmaceuticals, Inc., Chemgenex Pharmaceuticals, Inc., Coley Pharmaceuticals, Inc., Cyclacel Pharmaceuticals, Inc., Exelixis, Inc., Infinity Pharmaceuticals, Inc., Kosan Biosciences and Sunesis Pharmaceuticals, Inc. that are developing small molecule therapeutics as treatments for cancer. We are aware of other companies that are developing IMPDH inhibitors as potential therapeutics for diseases other than cancer.

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

Manufacturing and Supply

We currently use third party manufacturers who employ the FDA’s current Good Manufacturing Practices, or cGMP, for production of our product candidates for clinical trials. We have a research and development facility in Germantown, MD and have established laboratories and staff to support the non-cGMP production and process development of more advanced manufacturing processes and product characterization methods for our product candidates.

We currently have only one supplier for certain of our manufacturing components, including components necessary for the AVN944 drug product. Currently, we procure raw materials for the production of AVN944 from a limited number of suppliers. We have plans in place to develop multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production.

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

Pediatric Exclusivity

The Best Pharmaceuticals for Children Act (BPCA) provides an incentive for pioneer drug manufacturers to conduct research into the safety and effectiveness of their products in children, by making pediatric exclusivity available to a manufacturer that conducts and submits to the FDA the results of a pediatric study that fairly respond to a written request from the agency for such research. Pediatric exclusivity extends for six months any marketing exclusivity or patent protection in the United States. The study need not have been successful to merit an award of pediatric exclusivity. As reauthorized in 2007, the BPCA authorizes the FDA to require labeling changes to reflect the results of pediatric studies.

Pediatric Assessment

Under the Pediatric Research Equity Act (PREA), the FDA can require that most new drug or biologics license applications (and supplemental applications for a new active ingredient, indication, dosage form, dosing regimen, or route of administration) include a “pediatric assessment,” which is an evaluation of the safety and effectiveness of the product for the claimed indication in relevant pediatric populations. As reauthorized in 2007, PREA authorizes the agency to order labeling changes to reflect the results of these studies.

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

Employees

As of December 31, 2007, we had 57 full-time employees, 19 of whom hold M.D. or Ph.D. degrees and 13 of whom hold other advanced degrees. Of our total workforce, 40 are engaged primarily in research and development activities and 17 are engaged primarily in business development, finance, marketing and administration functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

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

Our operations began in January 2000, and we have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	advance AVN944 through the development process;

•	demonstrate the advantages and reliability of our proprietary drug discovery and development technology, AvalonRx® ;

•	build and maintain a strong intellectual property portfolio;

•	develop and maintain successful strategic relationships; and

•	manage costs associated with our research and product development plans, conducting clinical trials, obtaining regulatory approvals and delivering pharmaceutical products to the market.

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

We will continue to expend substantial resources for research and development, including costs associated with developing our technology and conducting preclinical testing and clinical trials. In addition, our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our independent registered public accounting firm’s report on our financial statements as of and for the fiscal year ended December 31, 2007, includes an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Accordingly, we will need to raise substantial additional capital to continue as a going concern and to fund our operations, including to:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs. In addition, we may have to partner one or more of our drug candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

We have a history of losses, we expect to continue to incur losses for the foreseeable future, and we may never achieve or sustain profitability.

We have experienced significant operating losses since our inception. We do not currently have any products that have been approved for marketing, and we continue to incur research and development and general and administrative expenses related to our operations. We had net losses of $21.7 million for the year ended December 31, 2007. We expect our annual operating losses to continue over the next several years. Our losses, among other things, have caused and will continue to cause our working capital and stockholders’ equity to decrease. To date, we have derived all of our revenue in connection with collaborations. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. To become and remain profitable, we must succeed in developing and commercializing novel drugs with significant market potential. This will require us to succeed in a range of challenging activities, including conducting clinical trials, obtaining regulatory approvals, entering into appropriate collaborations, and manufacturing, marketing and selling commercial products. We may never succeed in these activities, and may never generate revenues sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain it. If we fail to earn profits, or if we cannot sustain profitability, the market price of our common stock is likely to decline. In addition, we may be unable to raise capital, expand our business, diversify our product offerings or continue our operations.

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

Although we believe that one of the advantages of AvalonRx® is its ability to accelerate the drug discovery process, we have not yet identified a drug candidate using AvalonRx® that has advanced beyond in vivo preclinical testing. Therefore, we cannot confirm that AvalonRx® performs as reliably as conventional drug discovery methods. Our lead drug candidate, AVN944, was not discovered or developed with AvalonRx® . Until we succeed in discovering compounds that become approved drugs, we will not be certain that the efficiency that we believe is afforded by AvalonRx® is commercially meaningful.

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

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, or by us. Any failure or significant delay in completing clinical trials for our drug candidates could harm our financial results and the commercial prospects for our drug candidates. For example, in 2007 we discontinued enrollment of patients with chronic lymphocytic leukemia because of difficulty interpreting the safety profile in these patients.

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

Our business strategy is based in part upon entering into strategic collaborations. To date, all of our revenue has been generated from strategic collaborations, and we continue to rely on our strategic collaborations with Merck, Inc., AstraZeneca, Inc., Medarex, Inc. and Novartis Institutes for Biomedical Research, Inc. as a means of furthering our research initiatives. Both the Merck and AstraZeneca collaborations have provisions that could result in their termination without material breach by Avalon. If we are unable to secure strategic collaborations in the future, or if existing collaborations are terminated prematurely, our revenue will not grow or will decrease and our business will be harmed. Strategic collaborations also provide us with insights into diseases other than cancer by exposing us to the expertise of collaboration partners which focus on these diseases. If we are unable to secure strategic collaborations which expand our disease expertise, we may harm our ability to broaden our drug discovery and development activities to diseases other than cancer.

We intend to rely on third parties to conduct clinical trials for our drug candidates and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct clinical trials for drug candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. If third parties do not perform satisfactorily, meet expected deadlines, or comply with regulatory requirements, any clinical trials conducted for our drug candidates may be extended, delayed, terminated, or subject to rejection by the FDA. We may not be able to locate any necessary replacements or enter into favorable agreements with them, if at all.

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

Although we currently have more than 250,000 individual compounds available for screening in our AvalonRx® drug discovery platform, this may not be a sufficient number of compounds to isolate rare hits against key drug targets or there may be an insufficient number with appropriate drug-like properties.

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

In the area of small molecule anticancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development efforts in small molecule approaches to cancer treatment, such as Anadys Pharmaceuticals, Inc., Ariad Pharmaceuticals, Inc., ArQule, Inc., Array Biopharma, Inc., Biocryst Pharmaceuticals, Inc., Chemgenex Pharmaceuticals, Inc., Coley Pharmaceuticals, Inc., Cyclacel Pharmaceuticals, Inc., Exelixis, Inc., Infinity Pharmaceuticals, Inc., Kosan Biosciences and Sunesis Pharmaceuticals, Inc. In addition, large pharmaceutical companies with significant research capabilities are or may be pursuing similar approaches. For example, Merck & Co., Inc., through its acquisition of Rosetta Pharmaceuticals, Inc. in 2001, gained the ability to develop small molecule cancer drugs using gene expression analysis technologies.

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

We had 57 full-time employees as of December 31, 2007, and our future success depends upon our ability to attract, retain and motivate highly skilled scientists and managers. We compete with pharmaceutical and biotechnology companies, contract research companies, government agencies and academic and research institutions to recruit scientists. We may not be successful in attracting new scientists or managers or in retaining or motivating our existing personnel. Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment.

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

Generally, our clinical trials will be conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and, during the course of treatment, these patients could suffer adverse medical effects or die for reasons that may or may not be related to our drug candidates. Any of these events could result in a claim of liability. Any such claims against us, regardless of their merit, could result in significant awards against us, or significant costs to defend, that could materially harm our business, financial condition and results of operations.

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

In order to finance improvements to our corporate office and research facility, we have entered into a loan agreement with MIDFA and a letter of credit agreement with M&T Bank that contain, among other terms, extensive restrictions on our operations, requires us to comply with certain affirmative covenants and requires us to maintain or satisfy specified financial tests, including among other things, as of March 14, 2008, a $4.9 million minimum restricted cash balance. Any breach or failure to comply with these restrictions, covenants, financial tests or financial ratios could result in an event of default under these agreements. These agreements are secured by improvements to our corporate office and research facility, certain financed equipment and a collateral account which, as of February 29, 2008, had an adjusted market value of $9.7 million. Upon an event of default, MIDFA and M&T Bank have the right to declare all amounts outstanding under these credit agreements to be immediately due and payable and may enforce their rights by foreclosing on collateral pledged under these agreements. In addition, upon an event of default MIDFA and M&T Bank could restrict our ability to make additional borrowings under these agreements. Any decision by MIDFA or M&T Bank to enforce any one or more of the foregoing remedies upon an event of default could materially harm our business.

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

Our license with Vertex gives us rights to third party intellectual property that is necessary or useful for our business, including the composition of matter for AVN944 . We have been advised by Vertex that there was a defect in the claims of the licensed United States patent that covers AVN944. Vertex has filed revised claims which would correct that defect. Although such claims have not yet been allowed, based on the prior art and conversations between Vertex and the patent examiner reviewing the patent application, we believe that a patent containing claims covering AVN944 will be granted. There can be no assurance, however, that such a patent will ultimately be granted in the United States. In such event, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

In addition, more generally, our success will depend in part on the ability and willingness of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications for the intellectual property we have licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

Except for patent rights to the composition of matter for AVN944 that we licensed from Vertex, our pending patent applications and granted patents do not cover all of the compounds that we are actively pursuing. The U.S. and foreign patents under which we have licensed rights from Vertex to AVN944 expire beginning on March 18, 2020.

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

Our AvalonRx® drug discovery technology is not patented. Instead, we rely primarily on trade secrets to protect it. Trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our, or our collaboration partners’, employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how related to AvalonRx® , we would not be able to assert or prevent them from doing so and our business could be harmed.

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

The commercial success of our drug candidates will depend significantly on the availability of reimbursement to the patient from third party payors, such as the government and private insurance plans. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 added prescription drug coverage to Medicare beginning in 2006 and added a voluntary drug discount card for Medicare beneficiaries. Other governmental and private payer initiatives, however, may limit reimbursement for drugs. Capitated payment systems and other cost containment systems are now widely used by public and private payers and have caused hospitals and health maintenance organizations to be more cost-conscious in their treatment decisions, including decisions regarding the medicines to be made available to their patients. Future legislation may limit the prices that can be charged for drugs we develop and may limit our commercial opportunity and reduce any associated revenue and profits. For example, Congressional action regarding drug reimportation into the United States may affect the pricing of drugs. The Medicare Prescription Drug Plan legislation, which became law in December 2003, requires the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States. The Secretary retains the discretion not to implement a drug reimportation plan if he finds that the benefits do not outweigh the costs. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, they could decrease the price we receive for any products that we may develop, negatively affecting our anticipated revenues and prospects for profitability.

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

On April 25, 2007, our board of directors approved a stockholder rights plan. Under this plan, each share of our common stock is accompanied by a right that entitles the holder of that share, upon the occurrence of specified events that may be intended to effect a change in control, to purchase common stock (or in certain instances, one one-thousandth of a share of series C junior participating preferred stock) at an exercise price of $60.00 per right. In the event that rights become exercisable, the rights plan allows for our stockholders (other than certain hostile acquirers of our stock) to acquire our stock or the stock of the surviving corporation, whether or not we are the surviving corporation, having a value twice that of the exercise price of the rights. The effect of our stockholder rights plan may delay or prevent an acquisition of us.

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

If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.

As of March 14, 2008, we had 17,033,014 shares of common stock outstanding, as well as stock options outstanding to purchase an aggregate of approximately 2.1 million shares of common stock and warrants outstanding to purchase approximately 1.1 million shares of common stock. Of these options, approximately 1.6 million were exercisable at March 14, 2008, and all of the warrants were exercisable at March 14, 2008. Furthermore, we have filed a universal shelf registration statement with the SEC, which was declared effective in November 2007, pursuant to which we may issue debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock or common stock in an aggregate amount of up to $50 million, all of which is currently available for future issuance. To the extent that these options or warrants for our common stock are exercised or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock.

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

We did not submit any matters for approval of our stockholders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “AVRX.” Prior to September 29, 2005 our common stock was not listed or quoted on any national exchange or market system.

The following table sets forth, for the periods indicated, the high and low sale price for our common stock as reported on the NASDAQ Global Market.

	High	Low

2007:
First Quarter (January 1 — March 31)	$5.85	$3.08
Second Quarter (April 1 — June 30)	$6.38	$4.25
Third Quarter (July 1 — September 30)	$6.25	$4.10
Fourth Quarter (October 1 — December 31)	$5.75	$2.90

	High	Low

2006:
First Quarter (January 1 — March 31)	$5.99	$3.80
Second Quarter (April 1 — June 30)	$5.45	$3.30
Third Quarter (July 1 — September 30)	$3.98	$2.20
Fourth Quarter (October 1 — December 31)	$4.35	$2.47

On March 14, 2008, the last sale price reported on the NASDAQ Global Market for our common stock was $1.98.

Stockholders

As of March 14, 2008, there were approximately 2732 holders of record of our common stock.

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

The following table sets forth our selected financial data for each of the years in the five-year period ended December 31, 2007. The information below should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)

SUMMARY STATEMENTS OF OPERATIONS:
Revenue	$809	$2,724	$1,544	$1,900	$100
Operating expenses:
Research and development	15,322	13,269	15,789	10,680	12,510
General and administrative	8,240	7,661	5,066	4,325	4,567

Total operating expenses	23,562	20,930	20,855	15,005	17,077

Loss from operations	(22,753)	(18,206)	(19,311)	(13,105)	(16,977)

Other income (expense):
Interest income	1,603	1,288	503	327	678
Interest expense	(633)	(808)	(1,147)	(890)	(701)
Other	110	624	663	8	(75)

Other income (expense), net	1,080	1,104	19	(555)	(98)

Net loss	(21,673)	(17,102)	(19,292)	(13,660)	(17,075)
Dividends on and accretion of convertible preferred stock	—	—	(1,111)	(1,449)	(1,449)

Net loss attributed to common shareholders	$(21,673)	$(17,102)	$(20,403)	$(15,109)	$(18,524)

Net loss per share — basic and diluted	$(1.42)	$(1.74)	$(9.58)	$(117.65)	$(146.29)

Weighted average number of shares of Common Stock outstanding	15,298,590	9,841,235	2,129,388	128,417	126,630

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

SUMMARY BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities(1)	$28,524	$20,430	$27,748	$14,309	$27,720
Working capital	18,384	8,629	17,070	5,545	15,300
Total assets	37,305	31,391	41,282	29,292	46,055
Total debt	7,211	8,725	10,944	13,631	16,234
Accumulated deficit	(124,377)	(102,704)	(85,602)	(65,949)	(51,454)
Total stockholders’ equity	26,175	17,874	25,883	(65,971)	(51,435)

(1)	Includes restricted cash of $5.3 million, $6.0 million, $6.3 million, $6.1 million and $6.7 million at December 31, 2007, 2006, 2005, 2004 and 2003 respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of first-in-class cancer therapeutics. Our lead product candidate, AVN944, an IMPDH inhibitor, is in Phase II clinical development. We have preclinical programs to develop inhibitors of the β-catenin and Aurora/Centrosome pathways, discovery programs for inhibitors of the Survivin and Myc pathways, and partnerships with Merck, AstraZeneca, ChemDiv, Medarex and Novartis. We use AvalonRx® , our proprietary platform which is based on large-scale biomarker identification and monitoring, to discover and develop therapeutics for pathways that have historically been characterized as “undruggable.”

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

We have never been profitable and, as of December 31, 2007, we had an accumulated deficit of $124.4 million. We had net losses of $21.7 million for the year ended December 31, 2007, $17.1 million for the year ended December 31, 2006, and $19.3 million for the year ended December 31, 2005. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.

Collaboration Revenue.  Since inception, we have generated revenue solely in connection with our collaboration and pilot study agreements. Our collaborations with Merck, AstraZeneca and Novartis include upfront payments, research funding, and/or payments for the achievement of certain discovery and development related milestones. During 2007, we recognized revenue from work performed and expenses incurred on our collaboration agreement with Novartis and recognized no revenue from our other collaboration agreements.

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

Our total research and development expenses for the years ended December 31, 2007, 2006 and 2005 were $15.3 million, $13.3 million, and $15.8 million, respectively. During 2007, we incurred expenses of approximately $4.3 million related to the development of AVN944. Other than for our clinical candidate AVN944, we do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. During 2007, we estimate that 26% and 7% of research and development expenses were attributable to research related to our β-catenin and Aurora/Centrosome pathway programs, respectively. We estimate that 14% of research and development expenses were attributable to collaborations with AstraZeneca, Merck, ChemDiv, Medarex and Novartis. The remaining expenses included all personnel and related expenses and other research and development expenses not attributable to any specified discovery and development program. We begin to track development costs for a program after an individual molecule has been selected for formal pre-clinical development. Research and development expenses as a percentage of total operating expenses for the years ended December 31, 2007, 2006 and 2005 were 65%, 63% and 76%, respectively.

We expect our research and development costs to be substantial as we advance AVN944 through clinical trials and move other drug candidates into preclinical testing and clinical trials. Based on the results of our preclinical studies, we expect to selectively advance some drug candidates into clinical trials. We anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. In July 2007, we initiated U.S. Phase II clinical trials of AVN944 in patients diagnosed with pancreatic cancer.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions. Other costs include legal costs of pursuing patent protection of our intellectual property and other fees for legal services. During 2007, we experienced increases in legal fees, accounting fees and fees for investor relations and business development services.

Quarterly Results May Fluctuate

We anticipate that our quarterly results of operations will fluctuate for several reasons, including:

•	the timing and extent of our development activities and clinical trials for AVN944 and any other biopharmaceutical drug candidates that we may develop in the future;

•	the timing and outcome of our applications for regulatory approval for our drug candidates;

•	the timing and extent of our adding new employees and infrastructure; and

•	the timing of any milestone payments, license fees, or royalty payments that we may be required to make or that we would receive from collaborations.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue estimated liabilities include contract service fees paid to contract research organizations in connection with our preclinical testing and legal and other professional services. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, or SFAS 123(R), “Share-Based Payment. “ SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including those made pursuant to stock option and employee stock purchase plans.

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

For the year ended December 31, 2007, we recorded approximately $1.5 million of stock-based compensation expenses, of which $0.2 million was included in research and development expense and $1.3 million was included in general and administrative expense. Since we continue to operate in a net loss, the adoption of SFAS 123(R) had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the year ended December 31, 2007. As of December 31, 2007, unrecognized stock-based compensation expense of approximately $737,000 remains to be recognized over a weighted-average period of approximately 2.35 years. We amortize stock-based compensation expenses on an accelerated basis over the vesting period.

We estimated the fair value of stock options granted during the year ended December 31, 2007 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 6 years based on the simplified method for estimating the expected term of stock options; (ii) expected volatility of 69.8% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 4.95% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we calculated a 4.2% annual forfeiture rate, which we believe is a reasonable assumption. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the same period estimates are revised.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue.  Total revenues for the twelve months ended December 31, 2007 were $809,000, a decrease of $1.9 million from the prior year. All 2007 revenue was attributable to our collaboration agreement with Novartis and no revenue was recognized under our other collaboration agreements. During 2006, we recognized revenue from our collaboration agreements with AstraZeneca, Novartis and the University of Louisville.

Research and Development.  Research and development expenses increased by $2.0 million, or 15%, to $15.3 million for the twelve months ended December 31, 2007 from $13.3 million for the same period in 2006. The increase in research and development expenses was primarily attributable to increases in clinical trial costs related to our AVN944 drug candidate, increases in laboratory supplies expense, and an increase in salaries and benefits expense related to new hires.

Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.

General and Administrative.  General and administrative expenses increased by $0.5 million, or 8%, to $8.2 million for the twelve months ended December 31, 2007 from $7.7 million for the same period in 2006. This increase is primarily attributable to an increase in consulting costs and an increase in compensation expense related to stock options.

Interest Income.  Interest income increased by $0.3 million, or 23%, to $1.6 million for the twelve months ended December 31, 2007, compared to $1.3 million for the same period in 2006. The increase in interest income is a result of interest earned on higher average cash balances at higher average interest rates.

Interest Expense.  Interest expense decreased by $176,000, or 22%, to $633,000 for the twelve months ended December 31, 2007, compared to $808,000 for the same period in 2006. The decrease in interest expense was primarily related to lower balances on our long term debt. This decrease was offset, in part, by higher average interest rates on our development bond financing.

Other Income.  Other income decreased by $514,000, or 82%, to $110,000 for the twelve months ended December 31, 2007, compared to $624,000 for the same period in 2006. The decrease in other income was primarily related to the discontinuation, during the first half of 2007, of income from subletting part of our facility and the provision of shared services to subtenants.

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

As of December 31, 2007, we had cash, cash equivalents and marketable securities of approximately $28.5 million, which is an increase of $8.1 million from December 31, 2006. Of the $28.5 million balance at the end of 2007, $5.3 million was held in a restricted account to serve as collateral for our long-term debt. Our funds are currently invested in investment grade and United States government securities.

Sources and Uses of Cash

Operating Activities.  Net cash used in operating activities was $19.0 million, $12.0 million and $13.4 million in 2007, 2006 and 2005, respectively. In 2007, our net loss of $21.7 million was reduced by non-cash charges of $2.8 million, primarily for stock compensation and depreciation and amortization, offset, in part, by changes in our net operating assets and liabilities.

Investing Activities.  Net cash used in investing activities was $4.6 million in 2007, net cash provided by investing activities was $0.4 million in 2006, and net cash used in investing activities was $6.3 million in 2005. Cash provided by, or used in, investing activities represents the amount used to purchase property and equipment and marketable securities, net of proceeds from the sale of marketable securities.

Financing Activities.  Net cash provided by financing activities was $26.8 million, $4.9 million and $27.2 million in 2007, 2006 and 2005, respectively. In 2007, net cash provided by financing activities included $28.2 million of net proceeds from the issuance of common stock. In 2006, net cash provided by financing activities included $7.4 million of net proceeds from the issuance of common stock. This amount was offset by $2.2 million of repayments on debt. In 2005, net cash provided by financing activities was driven by $30.1 million of proceeds from the issuance of common stock and convertible notes.

Credit Arrangements

In April 2003, we entered into a series of agreements with the Maryland Industrial Development Financing Authority, or MIDFA, and Manufacturers and Traders Trust Company, or M&T Bank, in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs we incurred for improvements to our facility. We are required to repay the trust $1.2 million annually for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during 2007, 2006 and 2005 was 5.32%, 5.18% and 3.48%, respectively.

In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. As of December 31, 2007 and 2006, the letter of credit amount was $7.3 million (consisting of $7.2 million of principal and $118,000 in interest) and $8.5 million (consisting of $8.4 million of principal and $138,000 in interest), respectively. The letter of credit expires the earlier of April 8, 2013, or the date the bonds have been paid in full. In consideration of the letter of credit, we have granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash. The Company is in compliance with all financial covenants contained in the Company’s letter of credit.

In June 2002, we entered into an equipment line of credit with General Electric Capital Corporation (“GE Capital”) that provided for borrowings of up to $5.0 million. In 2003, the line of credit was increased to allow for an additional $2.0 million in borrowings. During 2002 and 2003 a total of $5.6 million was borrowed by us under the equipment line of credit. No draws have been made since 2003 and the availability of the line of credit has lapsed. Each draw has been treated as a separate promissory note bearing interest between 7.09% and 8.68% over 36- to 48-month terms. The line of credit is secured by the applicable equipment, fixtures, and personal property financed by the line of credit. In connection with draws under the line of credit, the lender received warrants to purchase a total of 39,306 shares of our Series B preferred stock at an exercise price of $3.53, which subsequently automatically converted into warrants to purchase 8,666 shares of common stock at an exercise price of $28.24 per share in connection with the closing of our initial public offering. At December 31, 2007, roughly $11,000 in borrowings remained outstanding under this line of credit.

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

Until we can generate a sufficient amount of product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. If we are successful in raising additional funds through the issuance of equity securities, investors likely will experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs. In addition, we may have to partner one or more of our drug candidate programs at an earlier stage of development, which would lower the economic value of those programs to our Company.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2007 (in thousands):

	Payment Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt(1)	$15,294	$2,873	$8,180	$4,240	$—
Operating lease obligations(2)	3,997	740	2,355	903	—
Cooperative research and development agreements(3)	40	40	—	—	—

Total(4)	$19,331	$3,653	$10,535	$5,143	$—

(1)	Includes principal, interest and letter of credit fee payments on our development bond financing and principal and interest payments on our equipment financing. Our development bond financing carries a variable interest rate. Amounts presented in the table assume a fixed rate of 4.95% that was in effect on December 31, 2007. The table does not include potential discounts for debt prepayment.

(2)	Our operating lease obligations relate to the lease for our headquarters in Germantown, Maryland.

(3)	Cooperative research and development agreements include commitments into which we have entered as of December 31, 2007 to engage third parties to perform various aspects of our research and development efforts subsequent to that date.

(4)	The table above reflects only payment obligations that are fixed and determinable. Accordingly, the table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, including our license with Vertex Pharmaceuticals Incorporated for the development and commercialization of AVN944, as the timing and likelihood of such payments are not known. We also have service agreements with clinical sites for the conduct of our U.S. Phase I and II clinical trials of AVN944 in cancer patients. We make payments to these sites based upon the actual number of patients enrolled and the period of follow-up in the trials. We do not have minimum payment obligations under these agreements and the amount to be paid to each center and the timing of those payments will vary based on the negotiated amount paid for each patient to be treated and for each patient screened who fails to or declines to participate in the clinical trial. Due to the variability associated with these agreements and the timing of patient enrollment, we are unable to estimate with certainty the future patient enrollment costs we will incur.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 57 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS 157 will not have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.

In June 2007, the FASB ratified EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-3 to have a material impact on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Subsequent Events

On February 14, 2008, we entered into an amendment with M&T Bank and MIDFA to our letter of credit from M&T Bank extending the expiry date of the letter of credit to April 8, 2013 and removing our financial covenant obligations under the letter of credit regarding the maintenance of (i) a minimum ratio of current assets to current liabilities and (ii) a minimum tangible net worth.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. At December 31, 2007, we had $7.2 million of obligations which were subject to variable rates of interest under our development bond financing with MIDFA. If market interest rates increased 1% from the rate at December 31, 2007, our annual interest expense would increase approximately $72,000, assuming that obligations subject to variable interest rates remained constant.

In addition, the value of our portfolio of cash equivalents and investments is subject to market risk from changes in interest rates.

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. As of December 31, 2007, we had cash and cash equivalents, short-term and long-term investments and restricted cash of $28.5 million as follows:

Cash and cash equivalents	$6.3 million
Short-term investments	$15.5 million
Long-term investments	$1.4 million
Restricted cash and marketable securities	$5.3 million

We maintain an investment portfolio of investment grade securities, government agency notes and corporate bonds. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their predominantly short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure on our investment portfolio. As of December 31, 2007, securities totaling $15.5 million mature in the next 12 months and $1.4 million mature after December 31, 2008. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations.

We have operated in the United States and all revenues to date have been received in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Avalon Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Avalon Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avalon Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Avalon Pharmaceuticals, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements the Company changed its method of accounting for stock-based compensation in 2006 upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  Ernst & Young LLP

McLean, Virginia
February 15, 2008

Avalon Pharmaceuticals, Inc.

Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$6,276	$3,099
Short-term marketable securities	15,558	9,528
Accounts receivable	200	724
Interest receivable	190	175
Prepaid expenses	743	642
Deposits	102	102

Total current assets	23,069	14,270
Restricted cash and marketable securities	5,275	5,972
Property and equipment, net	7,325	8,923
Long-term marketable securities	1,416	1,831
Deposits	—	105
Deferred financing costs	220	290

Total assets	$37,305	$31,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,063	$1,857
Accrued expenses and other current liabilities	1,207	1,232
Deferred revenue and customer advances	1,204	1,034
Current portion of long-term debt	1,211	1,518

Total current liabilities	4,685	5,641
Deferred rent	446	469
Long-term deferred revenue, net of current portion	—	200
Long-term debt, net of current portion	6,000	7,207
Stockholders’ equity:
Series C Junior Participating Preferred stock, $0.01 par value; 300,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,026,462 and 10,137,340 shares issued and outstanding at December 31, 2007 and 2006, respectively	170	101
Additional capital	150,331	120,477
Other comprehensive income	50	—
Accumulated deficit	(124,377)	(102,704)
Total stockholders’ equity	26,174	17,874

Total liabilities and stockholders’ equity	$37,305	$31,391

The accompanying Notes to Financial Statements are an integral part of these statements.

Avalon Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenues	$809	$2,724	$1,544
Costs and expenses:
Research and development	15,322	13,269	15,789
General and administrative	8,240	7,661	5,066

Total costs and expenses	23,562	20,930	20,855

Loss from operations	(22,753)	(18,206)	(19,311)
Other income (expense):
Interest income	1,603	1,288	503
Interest expense	(633)	(808)	(1,147)
Other	110	624	663

Total other income:	1,080	1,104	19

Net Loss	(21,673)	(17,102)	(19,292)
Accretion of redeemable convertible preferred stock	—	—	(1,111)

Net loss attributed to common stockholders	$(21,673)	$(17,102)	$(20,403)

Net loss attributed to common stockholders per common share — basic and diluted	$(1.42)	$(1.74)	$(9.58)

Weighted average number of common shares — basic and diluted	15,298,590	9,841,235	2,129,388

The accompanying Notes to Financial Statements are an integral part of these statements.

Avalon Pharmaceuticals, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity(Deficit)

	Redeemable Convertible Preferred Stock							Additional	Deferred	Other		Total
	Series A		Series B		Bridge	Common Stock		Paid-in	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Financing	Shares	Amount	Capital	Compensation	Income	Deficit	Equity (Deficit)
	(In thousands, except share amounts)

Balance at December 31, 2004	5,577,500	11,155	20,126,997	68,343	—	128,690	1	9	—	(32)	(65,949)	(65,971)
Issuance of common stock to employee upon exercise of stock options	—	—	—	—	—	3,521	0	9	—	—	—	9
Deferred stock compensation	—	—	—	—	—	—	—	379	(379)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	129	—	—	129
Proceeds from Convertible bridge financing and related accrued interest of $267,140	—	—	—	—	5,294	—	—	—	—	—	—	5,294
Amortization of Series B offering costs	—	—	—	656	—	—	—	(295)	—	—	(361)	(656)
Amortization of Series B purchase stock warrant	—	—	—	456	—	—	—	—	—	—	—	456
Conversion of Series B stock warrants to common stock warrants	—	—	—	—	—	—	—	656	—	—	—	656
Conversion of preferred stock to common upon close of credit facility	(1,000,000)	(2,000)	(1,190,611)	(4,109)	—	273,826	3	6,106	—	—	—	6,109
Conversion of preferred stock, convertible notes and related accrued interest upon IPO	(4,577,500)	(9,155)	(18,936,386)	(65,346)	(5,294)	5,251,339	53	79,742	—	—	—	74,501
Issuance of common stock upon IPO, net of offering costs	—	—	—	—	—	2,750,000	28	25,072	—	—	—	25,100
Net loss	—	—	—	—	—	—	—	—	—	—	(19,292)	(19,292)
Net unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	6	—	6
Net comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(19,286)

Balance at December 31, 2005	—	$—	—	$0	$0	8,407,376	$84	$111,677	$(250)	$(26)	$(85,602)	$25,883
Issuance of common stock to employee upon exercise of stock options	—	—	—	—	—	35,152	0	93	—	—	—	93
Issuance of common stock to board of directors as compensation	—	—	—	—	—	28,146	0	103	—	—	—	104
Issuance of common stock, net of offering costs	—	—	—	—	—	1,666,666	17	7,180	—	—	—	7,197
Expense fair value of options per FAS 123R	—	—	—	—	—	—	—	1,674	—	—	—	1,674
Deferred stock compensation	—	—	—	—	—	—	—	(250)	250	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(17,102)	(17,102)
Net unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	26	—	26
Net comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(17,076)

Balance at December 31, 2006	—	$—	—	$0	$0	10,137,340	$101	$120,477	$0	$(0)	$(102,704)	$17,874
Issuance of common stock to employee upon exercise of stock options	—	—	—	—	—	27,140	0	80	—	—	—	80
Issuance of common stock to board of directors as compensation	—	—	—	—	—	23,210	0	103	—	—	—	103
Issuance of common stock, net of offering costs	—	—	—	—	—	6,838,772	68	28,178	—	—	—	28,247
Expense fair value of options per FAS 123R	—	—	—	—	—	—	—	1,493	—	—	—	1,493
Net loss	—	—	—	—	—	—	—	—	—	—	(21,673)	(21,673)
Net unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	50	—	50
Net comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,623)

Balance at December 31, 2007	—	$—	—	$—	$—	17,026,462	$170	$150,332	$0	$50	$(124,377)	$26,174

The accompanying Notes to Financial Statements are an integral part of these statements.

Avalon Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities
Net loss	$(21,673)	$(17,102)	$(19,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,025	2,425	2,644
Non cash interest expense	217	282	623
Compensation expense related to stock and stock options	1,493	1,778	129
Amortization of premium on investments	(709)	(37)	148
Changes in operating assets and liabilities:
Accounts receivable	509	196	(475)
Prepaid expenses and other assets	4	190	(580)
Accounts payable	(794)	758	719
Accrued liabilities	(25)	266	766
Deferred revenue	(30)	(689)	1,923
Deferred rent	(23)	1	22

Net cash used in operating activities	(19,006)	(11,932)	(13,373)

Investing activities
Purchases of marketable securities	(43,406)	(19,974)	(24,771)
Proceeds from sale of marketable securities	39,247	20,723	18,671
Purchases of property and equipment	(427)	(351)	(243)

Net cash provided by (used in) investing activities	(4,586)	398	(6,343)

Financing activities
Principal payments on debt, line of credit	(314)	(1,018)	(1,487)
Proceeds from issuance of common stock, net	28,430	7,290	25,109
Principal payments on bond payable	(1,200)	(1,200)	(1,200)
Deferred financing costs	(148)	(171)	(251)
Proceeds from issuance convertible notes	—	—	5,026

Net cash provided by financing activities	26,768	4,901	27,197

Net increase (decrease) in cash and cash equivalents	3,176	(6,633)	7,481
Cash and cash equivalents at beginning of year	3,099	9,732	2,251

Cash and cash equivalents at end of year	$6,276	$3,099	$9,732

Supplemental information
Cash paid for interest	$415	$515	$520

The accompanying Notes to Financial Statements are an integral part of these statements.

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

2.	Liquity Risks and Management’s Plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. In addition, the Company needs to raise additional capital to continue its business operations and fund deficits in operating cash flow. The Company plans to raise additional capital to finance the development of its business operations, although this capital raise cannot be assured.

The Company’s ability to continue as a going concern is dependent on its success at raising additional capital sufficient to meet its obligations on a timely basis, and to ultimately attain profitability. Management is confident of its ability to raise the necessary funds for the Company’s growth and development activities. However, there is no assurance that the Company will raise capital sufficient to enable the Company to continue its operations for the next 12 months.

In the event the Company is unable to successfully raise additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in the event new financing is not obtained, the Company will likely reduce general and administrative expenses and delay research development projects as well as further acquisition of scientific equipment and supplies until it is able to obtain sufficient financing to do so.

These factors could significantly limit the Company’s ability to continue as a going concern. The balance sheets do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.	Summary of Significant Accounting Policies

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

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Marketable Securities

Marketable securities consist primarily of U.S. Treasury and agency and corporate debt securities with various maturities. Management classifies the Company’s marketable securities as available-for-sale. Such securities are stated at market value, with the unrealized gains and losses included as accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.

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

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Scientific equipment	$7,115	$6,730
Computer equipment	1,379	1,338
Leasehold improvements	12,093	12,093
Furniture and fixtures	463	463

	21,050	20,624
Less accumulated depreciation	13,725	11,701

Property and equipment, net	$7,325	$8,923

Depreciation expense related to property and equipment was $2.0 million, $2.4 million and $2.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Deferred Financing Costs

Deferred financing costs consist primarily of costs incurred related to the procurement of funding to finance leasehold improvements and equipment. These costs are deferred and amortized over the term of the related financing agreement using the effective interest method.

Revenue Recognition

During 2007, 2006 and 2005, the Company recognized revenue from its collaboration partners for work performed and milestones achieved. Corporate revenues include non-refundable license fees, milestone payments and research & development payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized ratably over the performance period. Milestone payments are recognized as revenue in an amount commensurate with the level of effort expended when the milestones are achieved, contract partner acknowledges completion of the milestone, no further performance obligations exist as defined in the agreements, collection is reasonably assured and substantive effort was necessary to achieve the milestone.

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

Restricted Cash and Investments

In accordance with the terms of a financing arrangement discussed in Note 5, the Company established an investment account, which is pledged as collateral for a letter of credit. The issuer of the letter of credit, a bank, maintains the investment account. The bank’s security interest in the account cannot exceed the minimum required cash collateral amount, which as of December 31, 2007 and 2006, was defined as an adjusted market value of approximately $5.3 million and $6.0 million, respectively. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreases each April 1 as specified in the collateral agreement.

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

Under the modified-prospective-transition method, compensation cost recognized after 2005 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. The adoption of Statement 123(R) had no impact on the cash flows from operating or financing activities. The Company recognizes stock compensation expense using the accelerated method for options with graded vesting.

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation for the year ended December 31, 2005. The reported and pro forma net loss and net loss per share for the years ended December 31, 2007 and 2006 are the same because stock-based compensation expense is calculated under the provisions of Statement 123(R).

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Actual net loss attributable to common stockholders:
As reported	$(21,673)	$(17,102)	$(20,403)

Add: Stock compensation included in reported net loss attributable to common stockholders			129
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards			(681)

Pro forma net loss attributable to common stockholders	(21,673)	(17,102)	(20,955)

Net loss attributable to common stockholders per common share:
Basic and diluted — as reported	$(1.42)	$(1.74)	$(9.58)
Basic and diluted — pro forma	$(1.42)	$(1.74)	$(9.84)
Weighted average number of common shares — basic and diluted	15,298,590	9,841,235	2,129,388

Disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), are presented in Note 8.

Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share

Basic net loss attributable to common stockholders per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share for the periods presented, as their effect is antidilutive.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the years ended December 31, 2007, 2006, and 2005, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive loss.

Fair Value of Financial Instruments and Concentration of Credit Risk

The fair value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued liabilities have approximated their carrying amounts due to the relatively short maturity of these items. The fair value of debt approximated its carrying amount as of December 31, 2007 and 2006, based on rates currently available to the Company for debt with similar terms and remaining maturities. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

marketable securities. Management believes the risks associated with its financial instruments are minimal, due to its policy of investing in highly rated securities.

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

Reclassification

Certain reclassifications of prior period amounts have been made to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS 157 will not have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.

In June 2007, the FASB ratified EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-03 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-03 to have a material impact on its financial statements.

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Marketable Investments

Marketable investments held by the Company were as follows as of December 31 (in thousands):

	2007			2006
	Amortized	Gains		Amortized	Gains
Available for Sale	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value

Investments
U.S. Treasury and agencies	$202	$5	$207	$204	$—	$204
Corporate debt securities	16,722	45	16,767	11,155	—	11,155

	16,924	50	16,974	11,359	—	11,359
Restricted investments
Cash and cash equivalents	1,506	—	1,506	1,447	—	1,447
U.S. Treasury and agencies	3,769	—	3,769	4,525	—	4,525
Corporate debt securities	—	—	—	—	—	—

	5,275	—	5,275	5,972	—	5,972

	$22,199	$50	$22,249	$17,331	$—	$17,331

The following table summarizes maturities of the Company’s investments at December 31 (in thousands):

	2007		2006
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Less than one year	$20,790	$20,833	$15,500	$15,500
Due in one to two years	1,409	1,416	1,831	1,831

Total	$22,199	$22,249	$17,331	$17,331

5.	Debt

Notes and bond payable consisted of the following (in thousands):

	December 31,
	2007	2006

Maryland Industrial Development Financing Authority Taxable Variable Rate Demand Revenue Bond	$7,200	$8,400
Equipment financing	11	329

	7,211	8,729
Less current portion	(1,211)	(1,518)
Less discount related to warrants	—	(4)

Long-term debt	$6,000	$7,207

Maryland Industrial Development Financing Authority (MIDFA) Taxable Variable Rate Demand Revenue Bond

In April 2003, the Company entered into a series of agreements with MIDFA and M&T Bank in order to finance the build out of its corporate headquarters and research facility located in Germantown, Maryland. The Company entered into a loan agreement with MIDFA and a letter of credit with M&T Bank that contain, among other terms, extensive restrictions on operations, requires the Company to comply with certain affirmative covenants and requires the Company to maintain or satisfy specified financial ratios and tests, including among

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

other things, as of December 31, 2007, a $7.7 million minimum level of tangible net worth, a $4.9 million minimum restricted cash balance, and a minimum ratio of current assets to current liabilities of 1.5:1. Any breach or failure to comply with these restrictions, covenants, financial tests or financial ratios could result in an event of default under these agreements.

In accordance with the terms of the loan agreement, MIDFA sold bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse the Company for the costs it incurred for the build out of the facility. The Company is required to repay the trust $1.2 million annually for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during 2007 and 2006 was 5.32% and 5.18%, respectively.

M&T Bank issued the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. At December 31, 2007 and 2006, the letter of credit amount was $7,318,356 (consisting of $7.2 million of principal and $118,356 in interest) and $8,538,082 (consisting of $8.4 million of principal and $138,082 in interest), respectively. For purposes of the letter of credit, interest is computed at 50 days at an assumed maximum rate of interest of 12% per annum. The letter of credit was scheduled to expire the earlier of April 8, 2008, or the date the bonds would have been paid in full, but has been extended until April 8, 2013. The Company granted the bank a security interest in certain facility improvements, the equipment financed, and the collateral described in Note 3. The Company will pay the bank an annual fee of 1.50% of the outstanding stated amount of the letter of credit. The annual fee approximated $113,000, $131,000 and $189,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company is also required to pay the bank $1,200 for each year until the letter of credit expires. The principal portion of the letter of credit shall be reduced $1.2 million on each anniversary of the closing date.

In February 2008, the Company entered into an amendment to the letter of credit with M&T Bank and MIDFA to extend the expiry of the letter of credit agreement to April 8, 2013. In addition, the amendment removes the Company’s financial covenant obligations under the letter of credit regarding the maintenance of (i) a minimum ratio of current assets to current liabilities and (ii) a minimum tangible net worth.

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

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

over the term of the applicable draw. On October 4, 2005, upon the close of the Company’s initial public offering of common stock, these warrants converted into warrants to purchase 8,666 shares of the Company’s common stock for $28.24 per share.

Future minimum principal payments on all debt are as follows at December 31 (in thousands):

2008	$1,211
2009	1,200
2010	1,200
2011	1,200
2012	1,200
Thereafter	1,200

$7,211

6.	Redeemable Convertible Preferred Stock

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

During 2002, the Company issued warrants for the purchase of 1,543,795 shares of Series B Preferred Stock to the placement agent in the Company’s Series B Preferred Stock offering. The warrants had a per-share exercise price of $3.53 and an expiration date of February 6, 2007, if unexercised. The fair value of the warrants of $2,732,517 was estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of the

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

warrants was netted against the proceeds from the offering of the Series B Preferred Stock. In October 2005, upon the close of the Company’s initial public offering of common stock, these warrants were converted into warrants to purchase 340,368 shares of the Company’s common stock at a price of $28.24 per share. These warrants expired, unexercised on February 6, 2007.

7.	Rights Plan

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

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Stockholders’ Equity (Deficit)

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

In October 2005, the Company sold 2,750,000 shares of its common stock at $10.50 per share in its initial public offering. Gross proceeds from the offering were $28.9 million. Net proceeds from the offering were approximately $26.9 million after deducting underwriting discounts. After deduction of other initial public offering costs, the Company received net proceeds of $25.2 million.

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In February 2006, the Company raised $7.2 million through a private placement of 1,666,666 shares of its common stock to nine institutional investors. Offering expenses of approximately $37,000 were netted against gross proceeds and recorded to additional capital.

In January 2007, the Company raised $10.0 million through a private placement of 3,000,000 shares of its common stock to seventeen institutional investors. Offering expenses of approximately $499,000 were netted against gross proceeds and recorded to additional capital.

In May 2007, the Company raised $20.0 million in gross proceeds through a private placement of 3,838,772 shares of its common stock to twenty institutional investors. The investors also received warrants to purchase up to 959,693 shares of common stock at an exercise price of $6.00 per share. Offering expenses of $1.3 million were netted against gross proceeds and recorded to additional capital.

Stock Options

The Company adopted the Avalon Pharmaceuticals, Inc. 1999 Stock Incentive Plan (the 1999 Plan) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors, and other individuals as determined by the Board of Directors. The Company has reserved 451,117 shares of common stock to accommodate the exercise of options granted under the 1999 Plan.

The Company terminated the 1999 Plan as to future awards effective upon the closing of the Company’s initial public offering in October 2005.

Effective upon the closing of the Company’s initial public offering in October 2005, the Company adopted the Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan, or 2005 Plan. The Company reserved 989,738 shares of common stock to accommodate the stock and option awards granted under the 2005 Plan.

In June 2007 and 2006 the Company reserved an additional 800,000 and 591,844 shares of common stock, respectively, to accommodate the stock and option awards granted under the 2005 Plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the grant date. These option awards generally vest ratably over four years and have 10 year contractual terms.

For the years ended December 31, 2007 and 2006, we recorded stock-based compensation expense as follows:

	December 31,
	2007	2006
	(In millions)

Research and development	$0.2	$0.5
General and administrative	1.3	1.2

Total stock — based compensation expense	$1.5	$1.7

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Additional information with respect to stock option activity is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Balance at December 31, 2006	1,989,474	4.11
Granted	191,955	4.53
Exercised	(27,140)	2.96
Cancelled or expired	(71,619)	5.45

Balance at December 31, 2007	2,082,670	4.12

Outstanding at December 31, 2007	2,082,670	$4.12	7.4960	$335
Vested and expected to vest at December 31, 2007	1,995,198	$4.12	7.4960	$335
Exercisable at December 31, 2007	1,495,341	$4.24	6.9930	$220

The following disclosure provides a description of the significant assumptions used during 2007, 2006 and 2005 to estimate the fair value of the Company’s employee stock option awards. The fair value of employee stock options were estimated using the Black-Scholes option-pricing fair value model using the weighted-average assumptions shown in the table below. A discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	2007	2006	2005

Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Expected stock price volatility	69.81%	69.26%	66.2%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.95%	4.60%	4.00%
Expected life of option (years)	6.0	6.0	4.7

Expected Stock Price Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the Company’s limited trading history, there had been inadequate data to calculate historical volatility of our stock. Prior to June 30, 2007, the Company used an average volatility of similar companies in the pharmaceutical industry. Beginning with the three months ended September 30, 2007, the Company uses an average of the volatility of its own stock and the average volatility of similar companies in the pharmaceutical industry.

Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of each option grant having a term that most closely resembles the term of the option.

Expected Life of the Option Term — This is the period of time that the options granted are expected to remain unexercised. Granted options have a maximum term of ten years. The Company has adopted SAB 107’s simplified method for estimating the expected term of stock options.

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

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $3.00, $2.24, and $3.48, respectively.

The total intrinsic value of options exercised during 2007, 2006 and 2005 was approximately $59,000, $47,000 and $12,000, respectively. The total intrinsic value of options outstanding and options exercisable at December 31, 2007 was approximately $335,000 and $220,000, respectively. The weighted average remaining contractual life of options exercisable at December 31, 2007 was 7.0 years.

As of December 31, 2007, unamortized stock-based compensation expenses of approximately $737,000 remains to be recognized over a weighted-average period of approximately 2.35 years. We amortize stock-based compensation expenses on an accelerated basis over the vesting period. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $1.7 million and $0.7 million, respectively.

Stock Warrants

In August 2000, the Company issued warrants to its landlord to purchase 1,875 shares of common stock at $16 per share. The warrants expire in August 2010. The exercise price of these warrants is subject to adjustment for certain dilutive events, as defined in the terms of the warrants.

In March 2001, the Company issued warrants to a vendor to purchase 31,250 shares of its common stock at $27.92 per share. The warrants expire on the earlier of the closing of the sale of all of the Company’s outstanding equity capital or the third anniversary of the initial public offering. The exercise price of these warrants is subject to adjustment for certain dilutive events, as defined in the terms of the warrants.

In connection with the May 2007 common stock offering discussed above, the Company issued warrants to twenty institutional investors, in conjunction with a private placement of common stock, to purchase 959,693 shares of its common stock at $6.00 per share, subject to adjustment in the event of stock splits, stock dividends, combinations, recapitalizations and similar events affecting the Company’s outstanding common stock. The exercise price of the warrants is also subject to a weighted-average antidilution adjustment in the event of certain dilutive stock issuances by the Company, subject to a maximum reduction of the exercise price to no less than $5.17 per share. The warrants expire on May 25, 2012 if unexercised.

9.	Income Taxes

For the years ended December 31, 2007, 2006, and 2005, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$36,246	$27,051
Capitalized research and development expenses	7,383	7,135
Start-up costs	1,096	2,146
Deferred revenue	365	399
Deferred rent expense	177	181
Accrued payroll	101	119
Depreciation	1,140	738
R&D credit	2,382	1,616
Stock options	—	389
Other	805	31
Deferred tax liabilities:
Depreciation	—	—
Valuation allowance	(49,695)	(39,805)

Net deferred tax assets	$—	$—

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

The net operating loss carryforwards of approximately $91.9 million will begin to expire in various years beginning in 2020. The use of the Company’s net operating loss carryforwards may be restricted due to changes in Company ownership. Additionally, despite the net operating loss carryforwards, the Company may have a future tax liability due to an alternative minimum tax or state tax requirements. The Company paid no income taxes in 2007, 2006, or 2005.

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following for the year ended December 31 (in thousands):

	2007	2006	2005

Federal tax at statutory rates	$(7,369)	$(5,815)	$(6,559)
State taxes, net of federal benefit	(970)	(758)	(876)
Change in valuation allowance	8,111	6,339	7,322
Permanent differences	228	234	113

Provision for income taxes	$—	$—	$—

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Related Party Transactions

For the year ended December 31, 2007, the Company paid one member of the board of directors consulting fees totaling $93,000. In 2006 and 2005 the Company paid two members of the board of directors consulting fees totaling $122,100 and $132,300, respectively. During 2007, the Company received income of $22,000 from Neodiagnostix for the rental of equipment. Bradley Lorimier, a Director and Chairman of the Company’s Board of Directors and Kenneth C. Carter, Ph.D., the Company’s President, Chief Executive Officer and Director, are directors and minority shareholders in NeoDiagnostix, a privately held company focused on providing oncology diagnostic testing on a fee-for-service basis.

11.	Commitments and Contingencies

In July 2002, the Company entered into a 10-year noncancelable operating lease agreement for office and laboratory space. The lease expires on February 1, 2013. This agreement contains an option to renew for two periods of 5 consecutive years. The lease contains a 3% annual escalation.

Total rent payments, exclusive of the monthly maintenance charges, for the years ended December 31, 2007, 2006 and 2005 was $718,000, $697,000 and $677,000, respectively. Total sublease income recorded for the years ended December 31, 2007, 2006 and 2005 was $48,000, $246,000 and $185,000, respectively. As of December 31, 2007, future minimum rental payments under non-cancelable leases, exclusive of maintenance charges, are as follows (in thousands):

Operating

2008	$740
2009	762
2010	785
2011	808
2012	832
Thereafter	70

Total	$3,997

The company entered into a Registration Rights Agreement with the investors that participated in the private placement of the Company’s sale of common stock and warrants in May 2007. The Company subsequently filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares sold. This registration statement was declared effective. The Registration Rights Agreement requires the Company to make pro-rata payments to each investor, as liquidated damages, in an amount equal to 1.5% of the aggregate amount invested for each 30-day period or pro rata for any portion thereof during which an investor is unable to sell their shares for any reason under the registration statement other than as a result of market conditions (subject to certain rights of the Company to suspend the use of the registration statement by investors). Damages may not exceed a maximum of 9% of the amount invested or an aggregate of $1.8 million.

12.	Collaborations and Licenses

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

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In June 2005, the Company entered into a collaboration and license agreement with MedImmune, Inc. (acquired by AstraZeneca PLC) for the discovery of small molecule therapeutic compounds in the area of inflammatory disease. Under the terms of the agreement, AstraZeneca is responsible for preclinical and clinical testing of any resulting product candidates, as well as all future development, sales and marketing activities.

The Company received an upfront technology access fee payment and AstraZeneca is funding all research and development activities at the Company and AstraZeneca for the purpose of the collaboration. The Company may receive up to $16 million in milestone payments from AstraZeneca related to the discovery, development and commercialization of compounds resulting from this collaboration. The Company may also receive royalties on net sales of any products discovered in the collaboration.

Additionally, AstraZeneca has the option to initiate two additional small molecule drug discovery collaborations with us under similar terms.

The term of the agreement expires on the earlier of (i) fifty years from the date of the agreement or, (ii) such time as AstraZeneca’s obligation to pay royalties expires. The agreement also expires if, after the research is completed, AstraZeneca does not select a clinical candidate. The license agreement may be terminated sooner by either the Company or AstraZeneca upon, among other events, a material, uncured breach by the other party or by AstraZeneca for reason other than our material breach, upon 90 days notice. The agreement requires an annual reconciliation to determine if payments made by AstraZeneca, in accordance with contractual provision, are in excess of the work completed by Avalon.

The Company has not recorded revenue from this collaboration agreement during 2007 and, in December 2007, MedImmune paused work under this program at the time of their merger with AstraZeneca. AstraZeneca has informed us of their intent to continue work under this contract for small molecule therapeutic programs other than the original MedImmune program. As of December 31, 2007, there remained a balance of approximately $893,000 of deferred revenue and customer advances related to this agreement.

In September 2005, the Company entered into an agreement with Novartis Institutes for Biomedical Research, Inc. for the discovery of small molecule therapeutic compounds targeted against a pathway selected by Novartis. Under the terms of the agreement the Company is using AvalonRx® to identify and characterize compounds from Novartis’ chemical library. Novartis is responsible for lead optimization, preclinical and clinical testing of any resulting product candidates, as well as all future development and sales and marketing activities.

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company received an upfront technology access fee and Novartis is funding all research activities at the Company for the purpose of the collaboration. The Company may receive milestone payments from Novartis based on the achievement of the following milestones: (1) identification of a validated hit compound and (2) identification of a lead compound.

In January 2007 the initial agreement term was amended from 18 months to 30 months from the date of inception. In February 2008, the agreement term was amended from 30 months to 36 months from the date of inception. The agreement may be terminated sooner by either the Company or Novartis upon a material, uncured breach by the other party upon 60 days notice. The Company is recognizing revenue from the upfront technology access fee over the estimated period of performance.

In July 2006, the Company entered into a collaboration agreement with ChemDiv, Inc. for the discovery and development of small molecule oncology therapeutics. The Company and ChemDiv share in the costs of development and will share in the value of any lead candidate resulting from their joint research efforts. Additional terms of the agreement provided the Company with the right to select 200,000 compounds from the ChemDiv library for use in all of the Company’s discovery programs. The Company is using its proprietary AvalonRx® platform to discover new active compounds in screens against selected targets and target pathways. ChemDiv is providing the Company with access to its Discovery outSourcetm services platform, as well as medicinal and synthetic chemistry for the discovery and development of new active compounds.

In March 2007, the Company entered into a drug discovery, development and commercialization agreement with Merck & Co., Inc., to identify and develop inhibitors against a selected target in the area of oncology.

Under the terms of the agreement, the Company is using its AvalonRx® platform to screen a select set of compounds from Merck’s proprietary compound library and to identify hits against this target, which is generally regarded as “intractable” based on the difficulty in identifying inhibitors of this target. The Company is responsible for the selection of compound families and optimization of those compounds to a preclinical candidate selection stage. Merck is responsible for the clinical development, regulatory approval and commercialization of any resulting product candidates. Under the agreement, the Company will receive milestone payments based on meeting a number of discovery, development and commercial milestones relating to proof of concept, expansion of research term, selection of license compound and filing of INDs for a first cancer indication and subsequent cancer indications, initiations of different levels of clinical trials for those indications and the filing, and approval, of NDAs for those indications, and achievement of a specified level of net sales. If the Company achieves all of the milestones under the agreement, the Company will receive in excess of $200 million in milestone payments. The Company will also receive royalties on net sales of products developed in the collaboration. The agreement does not provide for any minimum guaranteed payments to the Company by Merck.

The term of the agreement expires upon the expiration of all royalty obligations under the agreement. The agreement may be terminated earlier by Merck upon 60 days advanced written notice during the preliminary stages of the research program and thereafter during the research program if certain levels of research support are not provided by the Company. Merck may terminate if certain research milestones are not met, subject to the payment of specified fees by Merck to us and our right to obtain reversion licenses from Merck to continue the development and commercialization of potential product candidates derived from the research program. The agreement may be further terminated by Merck if it determines that development of a compound is not commercially viable and again the Company has the right to obtain a reversion license to the compound to continue the development and commercialization of potential product candidates. Additionally, the agreement may be terminated either by the Company or by Merck upon a material, uncured breach by the other party of the terms of the agreement, following the expiration of a 90 day cure period.

The term of the agreement expires 60 years from the effective date. The collaboration may be terminated sooner upon mutual written agreement of both parties.

AVALON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plan

The Company has a defined contribution plan (the Plan) under Internal Revenue Code Section 401(k). All employees who have completed three months of service and are over age 21 are eligible for participation in the Plan. Participants may elect to contribute up to 25% of their annual pretax earnings, up to federally allowed maximum limits. The Company makes matching contributions at its discretion. Participant and Company contributions vest immediately. For the year ended December 31, 2007, the Company incurred a 401(k) match expense of approximately $135,000. The Company did not make any matching contributions prior to January 1, 2007.

14.	Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2007 Summary statement of operations:
Total revenues	$731	$78	$—	$—
Loss from operations	(5,608)	(6,031)	(5,728)	(5,386)
Net loss attributable to Common Stockholders	(5,345)	(5,809)	(5,405)	(5,114)
Net loss attributable to Common
Stockholders per common share — basic and diluted	(0.43)	(0.40)	(0.32)	(0.30)
2006 Summary statement of operations:
Total revenues	$539	$417	$1,115	$653
Loss from operations	(4,863)	(4,716)	(3,992)	(4,635)
Net loss attributable to Common Stockholders	(4,558)	(4,429)	(3,723)	(4,391)
Net loss attributable to Common
Stockholders per common share — basic and diluted	(0.51)	(0.44)	(0.37)	(0.43)

15.	Subsequent Event

In February 2008, the Company entered into an amendment of its letter of credit agreement with M&T Bank and MIDFA to extend the expiry of the letter of credit agreement to April 8, 2013. In addition, the amendment removes the Company’s financial covenant obligations under the letter of credit regarding the maintenance of (i) a minimum ratio of current assets to current liabilities and (ii) a minimum tangible net worth.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2007 of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors and executive officers is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders to be held in 2008 (the 2008 Proxy Statement) under the captions “Election of Directors” and “Management of the Company — Executive Officers.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2008 Proxy Statement under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this item regarding any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to the 2008 Proxy Statement under the caption “Management of the Company — Board Committees — Nominating and Corporate Governance Committee.”

The information required by this item regarding our Audit Committee is incorporated by reference to the 2008 Proxy Statement under the caption “Management of the Company — Board Committees — Audit Committee.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Management of the Company — Compensation of Directors” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to our 2008 Proxy Statement under the caption “Executive Compensation — Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the caption “Appointment of Independent Registered Public Accounting Firm.”

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

AVALON PHARMACEUTICALS, INC

By:	/s/ Kenneth C. Carter, Ph.D.
Kenneth C. Carter, Ph.D.
President and Chief Executive Officer

Dated: March 31, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth C. Carter, Ph.D., C. Eric Winzer and Thomas G. David, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth C. Carter, Ph.D. Kenneth C. Carter, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ C. Eric Winzer C. Eric Winzer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2008

/s/ Glen A. Farmer Glen A. Farmer	Controller (Principal Accounting Officer)	March 31, 2008

/s/ Bradley G. Lorimier Bradley G. Lorimier	Chairman of the Board of Directors	March 31, 2008

Philip Frost, M.D., Ph.D.	Director	March 31, 2008

/s/ David S. Kabakoff, Ph.D. David S. Kabakoff, Ph.D.	Director	March 31, 2008

Signature	Title	Date

/s/ Michael R. Kurman, M.D. Michael R. Kurman	Director	March 31, 2008

/s/ Ivor Royston, M.D. Ivor Royston, M.D.	Director	March 31, 2008

/s/ William A. Scott, Ph.D. William A. Scott, Ph.D.	Director	March 31, 2008

/s/ William H. Washecka William H. Washecka	Director	March 31, 2008

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

3.1A(1)	Amended and Restated Certificate of Incorporation of Avalon Pharmaceuticals, Inc., as amended
3.1B(10)	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock
3.1C(10)	Certificate of Elimination of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
4.2(10)	Rights Agreement, dated as of April 26, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent
10.1*(1)	License Development and Commercialization Agreement, dated February 14, 2005, between Avalon Pharmaceuticals, Inc. and Vertex Pharmaceuticals Incorporated
10.2*(1)	Collaboration Agreement, effective as of October 15, 2003, between Avalon Pharmaceuticals, Inc. and Medarex, Inc. on behalf of itself and its wholly-owned subsidiary, GenPharm International, Inc.
10.3*(1)	Collaboration and License Agreement, dated June 17, 2005, between Avalon Pharmaceuticals, Inc. and MedImmune, Inc.
10.4*(1)	Pilot Study Agreement, dated September 9, 2005, between Avalon Pharmaceuticals, Inc. and Novartis Institutes for Biomedical Research, Inc.
10.5A*(8)	Collaboration Agreement between Avalon Pharmaceuticals, Inc. and ChemDiv, Inc., dated July 25, 2006
10.5B*(8)	First Amendment, dated September 21, 2006, to Collaboration Agreement between Avalon Pharmaceuticals, Inc. and ChemDiv, Inc.
10.6*(12)	Exclusive License and Research Collaboration Agreement, dated March 5, 2007 by and between Merck & Co., Inc., and Avalon Pharmaceuticals, Inc.
10.7A(1)†	Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Kenneth C. Carter, Ph.D.
10.7B(9)†	Amendment No. 1, dated December 26, 2006, to Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Kenneth C. Carter, Ph.D.
10.8A(1)†	Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Thomas G. David
10.8B(9)†	Amendment No. 1, dated December 26, 2006, to Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Thomas G. David
10.9A(1)†	Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Gary Lessing
10.9B(9)†	Amendment No. 1, dated December 26, 2006, to Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Gary Lessing
10.10A(1)†	Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and David Bol, Ph.D.
10.10B(9)†	Amendment No. 1, dated December 26, 2006, Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and David Bol, Ph.D
10.11(A)(6)†	Employment letter between Avalon Pharmaceuticals, Inc. and J. Michael Hamilton, dated April 20, 2006.
10.11(B)(9)†	Amendment No. 1, dated December 26, 2006, to Employment Agreement between Avalon Pharmaceuticals, Inc. and J. Michael Hamilton, dated April 20, 2006

Exhibit
Number	Exhibit Title

10.12(A)(7)†	Employment letter between Avalon Pharmaceuticals, Inc. and David D. Muth, dated September 12, 2006.
10.12(B)(9) †	Amendment No. 1, dated December 26, 2006, to Employment Agreement between Avalon Pharmaceuticals, Inc. and David D. Muth, dated September 12, 2006
10.13(11) †	Employment Letter, dated May 2, 2007, between Avalon Pharmaceuticals, Inc. and C. Eric Winzer
10.14A(1)†	Consulting Agreement, dated February 1, 2000, by and between Avalon Pharmaceuticals, Inc. and Bradley G. Lorimier
10.14B(1)†	Addendum to Consulting Agreement
10.14C(1)†	Second Addendum to Consulting Agreement, dated March 30, 2003
10.14D(1)†	Third Addendum to Consulting Agreement, dated October 25, 2004
10.14E†	Fourth Addendum to Consulting Agreement, dated January 6, 2006 (filed herewith)
10.14F†	Fifth Addendum to Consulting Agreement, dated January 5, 2007 (filed herewith)
10.14G†	Sixth Addendum to Consulting Agreement, dated August 1, 2007 (filed herewith)
10.15(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan, as of October 15, 2001, as amended
10.16(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Non-qualified Stock Option Agreement — $.20 per share
10.17(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Non-qualified Stock Option Agreement — $.40 per share
10.18(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Incentive Stock Option Agreement — $.20 per share
10.19(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Incentive Stock Option Agreement — $.40 per share
10.20A(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — First Amendment to Form of Incentive Stock Option Agreement
10.20B(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Second Amendment to Form of Incentive Stock Option Agreement
10.21(14)†	Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan, as amended
10.22(2)†	Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan — Form of Incentive Stock Option Agreement
10.23(2)†	Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan — Form of Nonqualified Stock Option Agreement
10.24(9)	Stock Option Agreement Amendment, dated December 26, 2006, between Avalon Pharmaceuticals, Inc. and Gary Lessing
10.25(11)†	Letter Agreement, dated May 2, 2007, between Avalon Pharmaceuticals, Inc. and Gary Lessing
10.26(3)†	Stock Election Policy for Non-Employee Director Fees
10.27(1)†	Form of Avalon Pharmaceuticals, Inc. Director and Officer Indemnification Agreement
10.28(13)	Purchase Agreement, dated May 24, 2007
10.29(13)	Registration Rights Agreement, dated May 24, 2007
10.30(13)	Form of Common Stock Purchase Warrant, dated May 25, 2007
10.31(12)	Purchase Agreement, dated January 19, 2007
10.32(12)	Registration Rights Agreement, dated January 19, 2007
10.33*(4)	Purchase Agreement, dated February 27, 2006
10.34(4)	Registration Rights Agreement, dated February 27, 2006
10.35(1)	Registration Rights Agreement, dated October 26, 2001, by and between Avalon Pharmaceuticals, Inc. and the Investors listed on Schedule I thereto

Exhibit
Number	Exhibit Title

10.36(1)	Common Stock Warrant Agreement, dated August 11, 2000, by and between Avalon Pharmaceuticals, Inc. and Alexandria Real Estate Equities, L.P.
10.37(1)	Common Stock Warrant Agreement, dated March 23, 2001, by and between Avalon Pharmaceuticals, Inc. and Compugen, Ltd.
10.38(1)	Series B Convertible Preferred Stock Warrant, dated February 6, 2002, granted to Array Capital LLC
10.39A(1)	Series B Convertible Preferred Stock Warrant, dated May 14, 2001, granted to GATX Ventures, Inc.
10.39B(1)	Letter Amendment to Series B Convertible Preferred Stock Warrant, dated October 11, 2001, by and between Avalon Pharmaceuticals, Inc. and GATX Ventures, Inc.
10.40(1)	Series B Convertible Preferred Stock Warrant Agreement, dated August 20, 2002, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10.41(1)	Series B Convertible Preferred Stock Warrant Agreement, dated December 23, 2002, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10.42(1)	Series B Convertible Preferred Stock Warrant Agreement, dated June 18, 2003, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10.43(1)	Series B Convertible Preferred Stock Warrant Agreement, dated December 23, 2003, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10.44A(1)	Master Security Agreement, dated as of June 25, 2002, by and between General Electric Capital Corporation and Avalon Pharmaceuticals, Inc.
10.44B(1)	Amendment to Master Security Agreement dated as of June 25, 2002
10.45(1)	Lease Agreement, dated July 15, 2002, by and between Westphalia Center II Limited Partnership and Avalon Pharmaceuticals, Inc.
10.46(1)	Trust Indenture, dated April 1, 2003, by and between the Maryland Industrial Development Financing Authority and Allfirst Trust Company National Association, as trustee (including form of Maryland Industrial Development Financing Authority Taxable Variable Rate Demand Revenue Bond (Avalon Pharmaceuticals, Inc. Facility) Series 2003)
10.47(1)	Loan Agreement, dated April 1, 2003, by and between Maryland Industrial Development Financing Authority and Avalon Pharmaceuticals, Inc.
10.48A(1)	Letter of Credit Agreement, dated April 1, 2003, by and between Avalon Pharmaceuticals, Inc. and Manufacturers and Traders Trust Company
10.48B(1)	Amendment to Irrevocable Letter of Credit, dated April 1, 2004
10.48C(1)	Amended and Restored Modification and Consent Agreement by and between Manufactures and Traders Trust Company, Maryland Industrial Development Financing Authority and Avalon Pharmaceuticals, Inc., dated February 15, 2005
10.48D(1)	Second Modification Agreement by and between Manufacturers and Traders Trust Company, Maryland Industrial Development Financing Authority and Avalon Pharmaceuticals, Inc., dated August 9, 2005
10.48E	Third Modification Agreement by and between Manufacturers and Traders Trust Company, Maryland Industrial Development Financing Authority and Avalon Pharmaceuticals, Inc., dated December 14, 2006 (filed herewith)
10.49(1)	Security Agreement, dated April 1, 2003, by and between Avalon Pharmaceuticals, Inc. and Manufacturers and Traders Trust Company
10.50(1)	Collateral Pledge and Security Agreement and Control Agreement, dated April 1, 2003, by and between Avalon Pharmaceuticals, Inc. and Manufacturers, Traders Trust Company and Allfirst Trust Company National Association
10.51(1)	Insurance Agreement, dated April 1, 2003, by and between Maryland Industrial Development Financing Authority, Manufacturers and Traders Trust Company and Avalon Pharmaceuticals, Inc.

Exhibit
Number	Exhibit Title

10.52(1)	Placement and Remarketing Agreement, dated April 1, 2003, by and between Maryland Industrial Development Financing Authority, Avalon Pharmaceuticals, Inc. and Manufacturers and Traders Trust Company
10.53(1)	Pledge and Security Agreement, dated April 1, 2003, by and between Avalon Pharmaceuticals, Inc. and Manufacturers and Traders Trust Company
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Confidential treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

†	Denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-124565).

(2)	Incorporated by reference to our Current Report on Form 8-K filed on November 1, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on December 5, 2006.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 3, 2006.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on June 13, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on August 2, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on September 27, 2006.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2006.

(9)	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007.

(10)	Incorporated by reference to our Current Report on Form 8-K filed on April 30, 2007.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on May 4, 2007.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2007.

(13)	Incorporated by reference to our Current Report on form 8-K filed on May 29, 2007.

(14)	Incorporated by reference to our Current Report on form 8-K filed on June 7, 2007.