Form 10-Q
period 2008-03-31
AVALON PHARMACEUTICALS INC
filed 2008-05-08
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of April 30, 2008, 17,033,441 shares of Avalon Pharmaceuticals, Inc. common stock, par value $.01 per share, were outstanding.

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
     We discuss some factors that could cause or contribute to such differences in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AVALON PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,641	$6,276
Short-term marketable securities	12,822	15,558
Accounts receivable	—	200
Interest receivable	76	190
Prepaid expenses	1,016	743
Deposits	—	102

Total current assets	19,555	23,069
Restricted cash and marketable securities	4,898	5,275
Property and equipment, net	6,996	7,325
Long-term marketable securities	264	1,416
Deferred financing costs, net	199	220

Total assets	$31,912	$37,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,472	$1,063
Accrued expenses and other current liabilities	492	1,207
Deferred revenue and customer advances	1,154	1,204
Current portion of long-term debt	1,200	1,211

Total current liabilities	5,318	4,685
Deferred rent	439	446
Long-term debt, net of current portion	6,000	6,000
Stockholders’ equity:
Series C Junior Participating Preferred stock, $0.01 par value, 300,000 shares authorized, no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,029,913 and 17,026,462 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	170	170
Additional capital	150,551	150,331
Other comprehensive income	60	50
Accumulated deficit	(130,626)	(124,377)

Total stockholders’ equity	20,155	26,174

Total liabilities and stockholders’ equity	$31,912	$37,305

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$50	$731

Costs and expenses:
Research and development	4,360	4,111
General and administrative	2,133	2,228

Total costs and expenses	6,493	6,339

Loss from operations	(6,443)	(5,608)

Other income (expense):
Interest income	307	339
Interest expense	(115)	(172)
Other	2	96

Total other income (expense):	194	263

Net loss	$(6,249)	$(5,345)

Net loss per share — basic and diluted	$(0.37)	$(0.43)

Weighted average number of shares — basic and diluted	17,029,837	12,410,483
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net loss	$(6,249)	$(5,345)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	474	546
Non-cash interest expense	53	52
Amortization of premium on investments	(108)	(84)
Stock based compensation	219	703
Changes in operating assets and liabilities:
Prepaid expenses	(273)	118
Accounts receivable and other assets	416	147
Accounts payable	1,409	(1,095)
Accrued expenses and other current liabilities	(715)	(491)
Deferred revenue and customer advances	(50)	418
Deferred rent	(7)	(5)

Net cash used in operating activities	(4,831)	(5,036)

Investing activities
Proceeds from the sale and maturities of marketable securities	9,227	6,540
Purchases of marketable securities	(4,843)	(7,629)
Purchases of property and equipment	(145)	(264)

Net cash provided by (used in) investing activities	4,239	(1,353)

Financing activities
Principal payments on debt	(11)	(125)
Proceeds from issuance of common stock	—	9,522
Deferred financing costs	(32)	—

Net cash provided by (used in) financing activities	(43)	9,397

Net (decrease) increase in cash and cash equivalents	(635)	3,008
Cash and cash equivalents at beginning of period	6,276	3,099

Cash and cash equivalents at end of period	$5,641	$6,107

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
1. Basis of Presentation
     The financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     In the opinion of our management, any adjustments contained in the accompanying unaudited financial statements as of and for the three months ended March 31, 2008 and 2007 are of a normal recurring nature and are necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for the full fiscal year.
2. Liquidity Risks and Management’s Plans
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
     The Company’s ability to continue as a going concern is dependent on its success at raising additional capital sufficient to meet its obligations on a timely basis, and to ultimately attain profitability. Management is active in discussions to raise the necessary funds for the Company’s growth and development activities. However, there is no assurance that the Company will raise capital sufficient to enable the Company to continue its operations for the next 12 months.
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
4. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs other than level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The Company’s cash equivalents, short-term, long-term and restricted marketable securities are subject to fair value measurements. The inputs used in measuring the fair value of these instruments are considered to be level 1 in accordance with the SFAS 157 hierarchy.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial position or results of operations.
     In June 2007, the FASB ratified EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-03 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on our financial statements.
5. Summary of Significant Accounting Policies
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
Marketable Securities
     Marketable securities consist primarily of U.S Treasury, agency and corporate debt securities with various maturities. Management classifies the Company’s marketable securities as available-for-sale. Such securities are stated at market value, with the unrealized gains and losses included as accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.
Revenue Recognition
     Revenue is recognized when there is persuasive evidence that an agreement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized ratably over the performance period. Milestone payments are recognized as revenue when milestones, as defined in the contract, are achieved. During the first three months of 2008, the Company recognized revenue from work performed on its collaboration agreement with Novartis, and recognized no revenue from its other collaboration agreements.
Research and Development Costs
     Expenditures, other than advance payments for research and development, subject to the provisions of EITF 07-03, are expensed as incurred.

Restricted Cash and Investments
     In accordance with the terms of a financing arrangement with the Maryland Industrial Development Financing Authority (MIDFA) and Manufacturers and Traders Trust Company (M&T Bank), in order to finance the build out of the Company’s corporate headquarters and research facility located in Germantown, Maryland, the Company established an investment account which is pledged as collateral for a letter of credit. The issuer of the letter of credit, M&T Bank, maintains the investment account. M&T Bank’s security interest in the account cannot exceed the minimum required cash collateral amount, which as of March 31, 2008 was defined as an adjusted market value of $4.9 million. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreases each April 1, as specified in the collateral agreement.
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the three months ended March 31, 2008 and 2007, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive income (loss).
Stock-Based Compensation
     The Company accounts for share-based payments in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model and recognized as compensation expense over the vesting period of the award using the accelerated attribution method. The following weighted-average assumptions were used for options granted during the three months ended March 31, 2008 and 2007, and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Dividend yield	0.00%	0.00%
Expected volatility	68.2%	69.8%
Risk-free interest rate	3.59%	4.80%
Expected life of the option term (in years)	6.8	6.4
Forfeiture rate	4.20%	4.20%
Dividend Yield— The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Expected Volatility— Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the Company’s limited trading history, there had been inadequate data to calculate historical volatility of our stock. Prior to June 30, 2007, the Company used an average volatility of similar companies in the pharmaceutical industry. Since June 30, 2007, the Company uses an average of the volatility of its own stock and the average volatility of similar companies in the pharmaceutical industry.
Risk-Free Interest Rate— This is the U.S. Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected life of the option term.
Expected Life of the Option Term— This is the period of time that the options granted are expected to remain unexercised. The expected term is based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted.
Forfeiture Rate— This is the estimated number of stock options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data.
     Stock Compensation Plans
     The Company adopted the Avalon Pharmaceuticals, Inc. 1999 Stock Incentive Plan (the “1999 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors and other individuals as determined by the Board of Directors. The Company terminated the 1999 Plan as to future awards effective upon the closing of the Company’s initial public offering in October 2005. As of March 31, 2008, the Company had reserved 451,117 shares of common stock to accommodate the exercise of outstanding options granted under the 1999 Plan.

     Effective upon the closing of the Company’s initial public offering in October 2005, the Company adopted the Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, stock units, dividend equivalent rights, stock appreciation rights and unrestricted common stock, and other performance and annual incentive awards to employees, directors and other individuals as determined by the Board of Directors. At the inception of the 2005 Plan, 989,738 shares were reserved for issuance under the 2005 Plan. The number of shares available for issuance under the 2005 Plan was increased from 989,738 shares to 1,581,582 shares in June 2006 and from 1,581,582 shares to 2,381,582 shares in June 2007. Additionally, shares that become available due to forfeiture of outstanding awards under the 1999 Plan are available for awards under the 2005 Plan. As of March 31, 2008, the Company had reserved 2,182,121 shares of common stock to accommodate the exercise of outstanding option grants under the 2005 Plan and for future grants under the 2005 Plan.
     Generally, stock options are granted with an exercise price that equals the fair market value of the Company’s common stock on the grant date. Options typically have a life of ten years and vest over periods ranging from six months to five years. Options generally expire 90 days after an employee terminates employment with the Company.
     Shares of common stock issued to non-employee directors as part of their annual director compensation for the three month periods ended March 31, 2008 and 2007 were 3,451 and 6,552 shares, respectively. The fair market value of these shares, on the date of grant, was approximately $11,500 and $31,900, respectively.
     The weighted-average grant-date fair value of equity awards granted during the three month period ended March 31, 2008 was $1.57. The total fair value of stock options which vested during the three month period ended March 31, 2008 was approximately $271,000. There were 1,585,213 fully vested stock options outstanding at March 31, 2008. These stock options had a weighted average remaining life of 6.85 years.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2007	2,082,670	$4.12
Granted	140,200	2.35
Exercised	—	—
Forfeited or expired	(40,749)	2.64

Outstanding at March 31, 2008	2,182,121	$4.04	7.39	$102

Vested and expected to vest at March 31, 2008	1,518,634	$4.19	6.85	$81
Exercisable at March 31, 2008	1,585,213	$4.19	6.85	$81
     No stock options were exercised during the three months ended March 31, 2008. Due to the valuation allowance on all deferred tax assets, the Company recorded no tax benefit for stock compensation expense recognized during the three months ended March 31, 2008. As of March 31, 2008, unamortized stock-based compensation expenses of approximately $689,000 remains to be recognized over a weighted average period of 2.5 years.
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
6. Debt
     In February 2008, the Company entered into an amendment to the letter of credit with M&T Bank and the Maryland Industrial Development Financing Authority to extend the expiry of the letter of credit agreement to April 8, 2013. In addition, the amendment removes the Company’s financial covenant obligations under the letter of credit regarding the maintenance of (i) a minimum ratio of current assets to current liabilities and (ii) a minimum tangible net worth.

7. Stockholders Equity
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
7. Related Party Transactions
     The Company paid one member of the board of directors consulting fees totaling $14,000 for the three months ended March 31, 2008. During the first quarter of 2008, the Company received income of $2,000 from Neodiagnostix for the rental of equipment. Bradley Lorimier, a Director and Chairman of the Company’s Board of directors and Kenneth C. Carter, Ph.D., the Company’s President, Chief Executive Officer and Director, are directors and minority shareholders in Neodiagnostix, a privately held company focused on providing oncology diagnostic testing on a fee-for-service basis.
8. Income Taxes
     For the three month periods ended March 31, 2008, and 2007, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q , as well as the audited financial statements and related notes for the fiscal year ended December 31, 2007 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K , for the fiscal year ended December 31, 2007.
Overview
     We are a biopharmaceutical company focused on the discovery, development and commercialization of first-in-class cancer therapeutics. Our lead product candidate, AVN944, an IMPDH inhibitor, is in Phase II clinical development. We have preclinical programs to develop inhibitors of the Beta-catenin and Aurora/Centrosome pathways, discovery programs for inhibitors of the Survivin and Myc pathways, and partnerships with Merck, AstraZeneca, ChemDiv, Medarex and Novartis. We use AvalonRx®, our proprietary platform, which is based on large-scale biomarker identification and monitoring, to discover and develop therapeutics for pathways that have historically been characterized as “undruggable.”
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
     We have never been profitable and, as of March 31, 2008, we had an accumulated deficit of $130.6 million. We had net losses of $6.2 million for the three months ended March 31, 2008 and net losses of $21.7 million for the year ended December 31, 2007. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve profitability, and we may never do so.
Financial Operations Overview
Revenue
     We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.
     Collaboration Revenue. Since inception, we have generated revenue solely in connection with our collaboration and pilot study agreements. Our collaborations with Merck, AstraZeneca and Novartis include upfront payments, research funding, and/or payments for the achievement of certain discovery and development related milestones. During the first quarter of 2008, we recognized revenue from work performed under our collaboration with Novartis and recognized no revenue from our other collaborations.
Research and Development Expense
     Research and development expense consists of expenses incurred in connection with developing and advancing our drug discovery technology and identifying and developing our drug candidates and supporting our collaborative relationships. These expenses consist primarily of salaries and related expenses, the purchase of laboratory supplies, access to data sources, facility costs, costs for preclinical development and expenses related to our in-license and clinical trials of AVN944. Other than for advance payments for research and development costs, subject to the provisions of EITF 07-03, we charge all research and development expenses to operations as incurred.
     We expect our research and development costs to be substantial as we advance AVN944 through clinical trials and move other drug candidates into preclinical testing and clinical trials. Based on the results of our preclinical studies, we expect to selectively advance some drug candidates into clinical trials. We anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. In July 2007, we initiated U.S. Phase II clinical trials of AVN944 in patients diagnosed with pancreatic cancer. We are currently conducting Phase I clinical trials for AVN944 in patients with hematological cancer and Phase II clinical trials for patients with pancreatic cancer.
General and Administrative
     General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions. Other costs include legal costs of pursuing patent protection of our intellectual property and other fees for legal services.

Critical Accounting Policies and Significant Judgments and Estimates
Stock-Based Compensation
     We account for share-based payments in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payment. For the three months ended March 31, 2008, we recorded approximately $208,000 of stock-based compensation expenses, of which $31,000 was included in research and development expense and $177,000 was included in general and administrative expense. Since we continue to operate in a net loss, stock-based compensation expense had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2008. As of March 31, 2008, unamortized stock-based compensation expenses of approximately $689,000 remains to be recognized over a weighted-average period of approximately 2.5 years. We amortize stock-based compensation expenses on an accelerated basis over the vesting period.
     We estimated the fair value of stock options granted during the three months ended March 31, 2008 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 6.8 years based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted; (ii) expected volatility of 68.2% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 3.590% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we calculated a 4.20% annual forfeiture rate, which we believe is a reasonable assumption. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
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
Results of Operations
Three Months Ended March 31, 2008 and 2007
     Revenue. Total revenues decreased by $681,000 or 93%, to $50,000 for the three months ended March 31, 2008, compared to $731,000 for the three months ended March 31, 2007. All 2007 and 2008 revenues were attributable to our collaboration agreement with Novartis.
     Research and Development. Research and development expenses increased by $248,000, or 6%, to $4.4 million for the three months ended March 31, 2008 from $4.1 million for the same period in 2007. The increase in research and development expenses was primarily attributable to increases in clinical trial and product costs related to our AVN944 drug candidate.
     Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.
     General and Administrative. General and administrative expenses decreased by $96,000 or 4%, to $2.1 million for the three months ended March 31, 2008, compared to $2.2 million for the three months ended March 31, 2007. The decrease is primarily attributable to a decrease in compensation expense related to stock options.
     Interest Income. Interest income decreased by $32,000 or 9%, to $307,000 for the three months ended March 31, 2008, compared to $339,000 for the three months ended March 31, 2007. The decrease in interest income is primarily due to lower average interest rates.
     Interest Expense. Interest expense decreased by $57,000, or 33%, to $115,000 for the three months ended March 31, 2008, compared to $172,000 for the three months ended March 31, 2007. The decrease in interest expense was primarily related to lower debt balances and lower average interest rates on debt.
     Other Income. Other income was $2,000 for the three months ended March 31, 2008, compared to $96,000 for the three months ended March 31, 2007. The decrease in other income was primarily related to the discontinuation, during the first half of 2007, of income from subletting part of our facility and the provision of shared services to subtenants.

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
     As of March 31, 2008, we had cash, cash equivalents and marketable securities of approximately $23.6 million. Of this amount, $4.9 million is currently held in a restricted account to serve as collateral for our long-term debt. Our funds are currently invested in investment grade commercial paper and United States government securities.
Sources and Uses of Cash
     Operating Activities. Net cash used in operating activities for the three months ended March 31, 2008 was $4.8 million, compared to $5.0 million for the same period in fiscal 2007. During the first three months of fiscal year 2008, our net loss of $6.2 million was reduced by non-cash charges of $638,000, primarily for stock compensation, depreciation and amortization, offset by changes in our net operating assets and liabilities.
     Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2008 was $4.2 million, compared to net cash used in investing activities of $1.4 million for the same period in 2007. Proceeds from the sale and maturity of marketable securities were the primary source of cash from investing activities, providing $9.2 million in the first three months of 2008 and $6.5 million in the comparable period of 2007.
     Financing Activities. Net cash used by financing activities for the three months ended March 31, 2008 was $43,000, compared to $9.4 million of net cash provided by financing activities for the same period in 2007. Aggregate proceeds of $9.5 million from the issuance of common stock in a private placement was the principal source of net cash provided by financing activities during the first three months of 2007.
Credit Arrangements
     In April 2003, we entered into a series of agreements with the Maryland Industrial Development Financing Authority, or MIDFA, and Manufacturers and Traders Trust Company, or M&T Bank, in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs we incurred for improvements to our facility. We are required to repay the trust $1.2 million annually for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during the three months ended March 31, 2008 and 2007 was 3.5% and 5.30% respectively
     In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. As of March 31, 2008, that amount is $7,318,356, consisting of $7.2 million of principal and $118,356 in interest, computed at 50 days at an assumed maximum rate of interest of 12% per annum. The letter of credit expires the earlier of April 8, 2013, or the date the bonds have been paid in full. In consideration of the letter of credit, we have granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash. The Company made its annual payment of $1.2 million under this loan on April 1, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable pursuant to the rules of the Securities and Exchange Commission relating to the disclosure requirements for a “smaller reporting company.”
Item 4T. Controls and Procedures
     Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2008 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
     Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended on the Evaluation Date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

Exhibit No.	Description

10.1	Fourth Modification Agreement, dated February 14, 2008, by and between Manufacturers and Traders Trust Company, the Maryland Industrial Development Financing Authority and Avalon Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2008).

10.2	Severance Agreement and Release, dated March 8, 2008 by and between Avalon Pharmaceuticals, Inc. and David M. Muth.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON PHARMACEUTICALS, INC.
Date: May 8, 2008	By:	/s/ Kenneth C. Carter
Kenneth C. Carter, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2008	By:	/s/ C. Eric Winzer
C. Eric Winzer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2008	By:	/s/ Glen Farmer
Glen Farmer
Controller (Principal Accounting Officer)