Form 10-Q
period 2008-06-30
AVALON PHARMACEUTICALS INC
filed 2008-08-14
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2008, 17,033,441 shares of Avalon Pharmaceuticals, Inc. common stock, par value $.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AVALON PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,806	$6,276
Short-term marketable securities	6,855	15,558
Accounts receivable	19	200
Interest receivable	90	190
Prepaid expenses	889	743
Deposits	—	102

Total current assets	12,659	23,069
Restricted cash and marketable securities	4,458	5,275
Property and equipment, net	6,657	7,325
Long-term marketable securities	535	1,416
Deferred financing costs, net	265	220

Total assets	$24,574	$37,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,932	$1,063
Accrued expenses and other current liabilities	698	1,207
Deferred revenue and customer advances	1,017	1,204
Current portion of long-term debt	1,200	1,211

Total current liabilities	4,847	4,685
Deferred rent	428	446
Long-term debt, net of current portion	4,800	6,000
Stockholders’ equity:
Series C Junior Participating Preferred stock, $0.01 par value, 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,033,441 and 17,026,462 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	170	170
Additional capital	150,528	150,331
Other comprehensive income	6	50
Accumulated deficit	(136,205)	(124,377)

Total stockholders’ equity	14,499	26,174

Total liabilities and stockholders’ equity	$24,574	$37,305

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$137	$78	$187	$809

Costs and expenses:
Research and development	4,509	4,066	8,869	8,178
General and administrative	1,281	2,043	3,413	4,271

Total costs and expenses	5,790	6,109	12,282	12,449

Loss from operations	(5,653)	(6,031)	(12,095)	(11,640)
Other income (expense):
Interest income	153	378	460	717
Interest expense	(92)	(158)	(208)	(330)
Other	14	2	16	99

Total other income (expense), net	75	222	268	486
Net loss	$(5,578)	$(5,809)	$(11,827)	$(11,154)

Net loss per share — basic and diluted	$(0.33)	$(0.40)	$(0.69)	$(0.82)

Weighted average number of shares — basic and diluted	17,033,042	14,672,577	17,031,620	13,547,779
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net loss	$(11,827)	$(11,154)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	874	1,061
Non-cash interest expense	106	108
Amortization of premium on investments	(151)	(244)
Stock based compensation	196	1,002
Changes in operating assets and liabilities:
Prepaid expenses	(146)	31
Accounts receivable and other assets	383	215
Accounts payable	869	(537)
Accrued expenses and other current liabilities	(509)	(40)
Deferred revenue and customer advances	(187)	340
Deferred rent	(18)	(10)

Net cash used in operating activities	(10,410)	(9,228)
Investing activities
Proceeds from the sale and maturities of marketable securities	16,718	15,640
Purchases of marketable securities	(6,210)	(25,317)
Purchases of property and equipment	(206)	(309)

Net cash provided by (used in) investing activities	10,302	(9,986)
Financing activities
Principal payments on debt	(1,200)	(1,450)
Proceeds from issuance of common stock	—	28,320
Deferred financing costs	(162)	(148)

Net cash provided by (used in) financing activities	(1,362)	26,722

Net (decrease) increase in cash and cash equivalents	(1,470)	7,508
Cash and cash equivalents at beginning of period	6,276	3,099

Cash and cash equivalents at end of period	$4,806	$10,607

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
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
     In the opinion of our management, any adjustments contained in the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2008 and 2007 are of a normal recurring nature and are necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for the full fiscal year.
2. Liquidity Risks and Management’s Plans
     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. On August 13, 2008 the Company announced that it was restructuring its operations. As a result, the Company reduced its workforce by approximately one third. The Company expects to incur restructuring charges related to this action of $0.9 million to $1.1 million. These charges will be included in the Company’s statement of operations principally in the third quarter of 2008. Company management estimates that its current capital resources will not be sufficient to fund the Company’s restructured operations significantly beyond December 31, 2008 without an additional curtailment of operating and capital expenditures, additional partnership revenues, or new equity or debt financing.
     The Company’s ability to continue as a going concern is dependent on its success at raising additional capital sufficient to meet its obligations on a timely basis, and to ultimately attain profitability. Management is active in discussions to raise the necessary funds for the Company’s growth and development activities. However, there is no assurance that the Company will raise capital sufficient to enable the Company to continue its restructured operations significantly beyond December 31, 2008.
     In the event the Company is unable to successfully raise additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in the event new financing is not obtained, the Company will likely reduce general and administrative expenses and delay research and development projects as well as further acquisition of scientific equipment and supplies until it is able to obtain sufficient financing to do so.
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
Revenue Recognition
     Revenue is recognized when there is persuasive evidence that an agreement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized ratably over the performance period. Milestone payments are recognized as revenue when milestones, as defined in the contract, are achieved. During the first six months of 2008, the Company recognized revenue from work performed on its collaboration agreement with Novartis, and recognized no revenue from its other collaboration agreements.

Research and Development Costs
     Expenditures, other than advance payments for research and development, subject to the provisions of EITF 07-03, are expensed as incurred.
Restricted Cash and Investments
     In accordance with the terms of a financing arrangement with the Maryland Industrial Development Financing Authority (MIDFA) and Manufacturers and Traders Trust Company (M&T Bank), in order to finance the build out of the Company’s corporate headquarters and research facility located in Germantown, Maryland, the Company established an investment account which is pledged as collateral for a letter of credit. The issuer of the letter of credit, M&T Bank, maintains the investment account. M&T Bank’s security interest in the account cannot exceed the minimum required cash collateral amount, which as of June 30, 2008 was defined as an adjusted market value of $4.3 million. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreases each April 1, as specified in the collateral agreement.
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the six months ended June 30, 2008 and 2007, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive income (loss).
Stock-Based Compensation
     The Company accounts for share-based payments in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payment.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model and recognized as compensation expense over the vesting period of the award using the accelerated attribution method. The following weighted-average assumptions were used for options granted during the three months ended June 30, 2008 and 2007, and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Dividend yield	0.00%	0.00%
Expected volatility	72.8%	67.0%
Risk-free interest rate	3.27%	4.83%
Expected life of the option term (in years)	5.3	6.0
Forfeiture rate	4.2%	4.2%
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

Stock Compensation Plans
     The Company adopted the Avalon Pharmaceuticals, Inc. 1999 Stock Incentive Plan (the “1999 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors and other individuals as determined by the Board of Directors. The Company terminated the 1999 Plan as to future awards effective upon the closing of the Company’s initial public offering in October 2005. As of June 30, 2008, the Company had reserved 449,964 shares of common stock to accommodate the exercise of outstanding options granted under the 1999 Plan.
     Effective upon the closing of the Company’s initial public offering in October 2005, the Company adopted the Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, stock units, dividend equivalent rights, stock appreciation rights and unrestricted common stock, and other performance and annual incentive awards to employees, directors and other individuals as determined by the Board of Directors. At the inception of the 2005 Plan, 989,738 shares were reserved for issuance under the 2005 Plan. The number of shares available for issuance under the 2005 Plan was increased from 989,738 shares to 1,581,582 shares in June 2006 and from 1,581,582 shares to 2,381,582 shares in June 2007. Additionally, shares that become available due to forfeiture of outstanding awards under the 1999 Plan are available for awards under the 2005 Plan. As of June 30, 2008, the Company had reserved 2,820,874 shares of common stock to accommodate the exercise of outstanding option grants under the 1999 Plan and 2005 Plan and for future grants under the 1999 Plan and 2005 Plan.
     Generally, stock options are granted with an exercise price that equals the fair market value of the Company’s common stock on the grant date. Options typically have a life of ten years and vest over periods ranging from six months to five years. Options generally expire 90 days after an employee terminates employment with the Company.
     Shares of common stock issued to non-employee directors as part of their annual director compensation for the three and six month periods ended June 30, 2008 were 3,528 and 6,979 shares, respectively. The fair market value of these shares, on the date of grant, was approximately $8,750 and $20,208, respectively.
     The weighted-average grant-date fair value of equity awards granted during the three and six month periods ended June 30, 2008 was $1.06 and $1.51, respectively. The total fair value of stock options which vested during the three and six month periods ended June 30, 2008 was approximately $334,000 and $607,000, respectively. There were 1,636,718 fully vested stock options outstanding at June 30, 2008. These stock options had a weighted average remaining life of 6.66 years.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	(in thousands)
Outstanding at March 31, 2008	2,182,121	$4.04
Granted	19,200	1.68
Exercised	—	—
Forfeited or expired	80,838	3.81

Outstanding at June 30, 2008	2,120,483	4.02

Vested and expected to vest at June 30, 2008	1,567,976	$4.18	6.66	$—
Exercisable at June 30, 2008	1,636,718	$4.18	6.66	$—
     No stock options were exercised during the six months ended June 30, 2008. Due to the valuation allowance on all deferred tax assets, the Company recorded no tax benefit for stock compensation expense recognized during the three months ended June 30, 2008. As of June 30, 2008, unamortized stock-based compensation expenses of approximately $567,000 remains to be recognized over a weighted average period of 2.4 years.
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
7. Related Party Transactions
     The Company paid one member of the board of directors consulting fees totaling $27,000 for the six months ended June 30, 2008.
8. Income Taxes
     For the six month periods ended June 30, 2008, and 2007, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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
     We have never been profitable and, as of June 30, 2008, we had an accumulated deficit of $136.2 million. We had net losses of $11.8 million for the six months ended June 30, 2008 and net losses of $21.7 million for the year ended December 31, 2007. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve profitability, and we may never do so.
     As of June 30, 2008, we had cash, cash equivalents and marketable securities of approximately $16.7 million. Of this amount, $4.5 million is currently held in a restricted account to serve as collateral for our long-term debt. We estimate that our existing capital resources will not be sufficient to fund our planned operations significantly beyond December 31, 2008. Management continues to pursue additional funding sources; however, there is no assurance that we will raise capital sufficient to enable us to continue our operations past December 31, 2008. A failure to raise additional funds in the near term will require us to reduce our operating and capital expenditures, scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves. There is no assurance that we could continue as a going concern if this were the case.
Recent Developments
     On August 13, 2008 the Company announced that it was restructuring its operations to focus on the pre-clinical and clinical development of its Beta-catenin inhibitor program and on its existing collaborations, such as with Merck. The Company is curtailing its other development programs and is seeking a partner for its AVN944 development program. In connection with the restructuring of its operations, the Company is reducing its workforce by approximately one third. The Company expects to report restructuring charges related to these actions of $0.9 million to $1.1 million for severance and related costs.
     On June 13, 2008, the United States Patent Office granted a notice of allowance of claims to Vertex Pharmaceuticals, Inc. for certain revised claims filed by Vertex on its United States patent that covers AVN944. The revised claims correct a defect in the original claims filed by Vertex to include AVN944 within the claims covered by the patent. AVN944 was in-licensed by us from Vertex in February 2005.
Financial Operations Overview
Revenue
     We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.
     Collaboration Revenue. Since inception, we have generated revenue solely in connection with our collaboration and pilot study agreements. Our collaborations with Merck, AstraZeneca and Novartis include upfront payments, research funding, and/or payments for the achievement of certain discovery and development related milestones. During the first half of 2008, we recognized revenue from work performed under our collaboration with Novartis and recognized no revenue from our other collaborations.
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
     We account for share-based payments in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payment. For the six months ended June 30, 2008, we recorded approximately $176,000 of stock-based compensation expenses, of which $57,000 was included in research and development expense and $119,000 was included in general and administrative expense. Since we continue to operate in a net loss, stock-based compensation expense had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the six months ended June 30, 2008. As of June 30, 2008, unamortized stock-based compensation expenses of approximately $567,000 remains to be recognized over a weighted-average period of approximately 2.4 years. We amortize stock-based compensation expenses on an accelerated basis over the vesting period.
     We estimated the fair value of stock options granted during the three months ended June 30, 2008 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 5.3 years based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted; (ii) expected volatility of 72.8% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 3.27% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we calculated a 4.20% annual forfeiture rate, which we believe is a reasonable assumption. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
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
Results of Operations
Three Months Ended June 30, 2008 and 2007
     Revenue. Total revenues for the three months ended June 30, 2008 were $137,000, an increase of $59,000 from the same period in the prior year. All 2007 and 2008 revenues were attributable to our collaboration agreement with Novartis.
     Research and Development. Research and development expenses increased by $442,000, or 11%, to $4.5 million for the three months ended June 30, 2008 from $4.1 million for the same period in 2007. The increase in research and development expenses was primarily attributable to increases in clinical trial and product costs related to our AVN944 drug candidate.
     Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.
     General and Administrative. General and administrative expenses decreased by $761,000 or 37%, to $1.3 million for the three months ended June 30, 2008, compared to $2.0 million for the three months ended June 30, 2007. The decrease is primarily attributable to a decrease in compensation expense related to stock options and reduction in costs related to personnel and consultants.
     Interest Income. Interest income decreased by $225,000 or 60%, to $153,000 for the three months ended June 30, 2008, compared to $378,000 for the three months ended June 30, 2007. The decrease in interest income is primarily due to lower balances of cash and investments and lower average interest rates.

     Interest Expense. Interest expense decreased by $65,000, or 41%, to $92,000 for the three months ended June 30, 2008, compared to $158,000 for the three months ended June 30, 2007. The decrease in interest expense was primarily related to lower debt balances and lower average interest rates on debt.
     Other Income. Other income was $14,000 for the three months ended June 30, 2008, compared to $2,000 for the three months ended June 30, 2007. The increase in other income was primarily related to income from subletting part of our facility and the provision of shared services to subtenants.
Six Months Ended June 30, 2008 and 2007
     Revenue. Total revenues for the six months ended June 30, 2008 were $187,000, a decrease of $662,000 from the same period in the prior year. All 2007 and 2008 revenues were attributable to our collaboration agreement with Novartis.
     Research and Development. Research and development expenses increased by $691,000, or 8%, to $8.9 million for the six months ended June 30, 2008 from $8.2 million for the same period in 2007. The increase in research and development expenses was primarily attributable to increases in clinical trial and product costs related to our AVN944 drug candidate.
     General and Administrative. General and administrative expenses decreased by $857,000 or 20%, to $3.4 million for the six months ended June 30, 2008, compared to $4.3 million for the six months ended June 30, 2007. The decrease is primarily attributable to a decrease in compensation expense related to stock options and a reduction in consulting costs.
     Interest Income. Interest income decreased by $257,000 or 36%, to $460,000 for the six months ended June 30, 2008, compared to $717,000 for the six months ended June 30, 2007. The decrease in interest income is primarily due to lower balances of cash and investments and lower average interest rates.
     Interest Expense. Interest expense decreased by $122,000, or 37%, to $208,000 for the six months ended June 30, 2008, compared to $330,000 for the six months ended June 30, 2007. The decrease in interest expense was primarily related to lower debt balances and lower average interest rates on debt.
     Other Income. Other income was $16,000 for the six months ended June 30, 2008, compared to $99,000 for the six months ended June 30, 2007. The decrease in other income was primarily related to a reduction of income from subletting part of our facility and the provision of shared services to subtenants.
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
     As of June 30, 2008, we had cash, cash equivalents and marketable securities of approximately $16.7 million. Of this amount, $4.5 million is currently held in a restricted account to serve as collateral for our long-term debt. Our funds are currently invested in investment grade commercial paper and United States government securities. We estimate that our existing capital resources will not be sufficient to fund our planned operations significantly beyond December 31, 2008. Management continues to pursue additional funding sources; however, there is no assurance that we will raise capital sufficient to enable us to continue our operations past year end. A failure to raise additional funds in the near term will require us to reduce our operating and capital expenditures, scale back or eliminate some or all of our research and development programs or license to third parties products or technologies that we would otherwise seek to develop ourselves. There is no assurance that we could continue as a going concern if this were the case.

Sources and Uses of Cash
     Operating Activities. Net cash used in operating activities for the six months ended June 30, 2008 was $10.4 million, compared to $9.2 million for the same period in fiscal 2007. During the first six months of fiscal year 2008, our net loss of $11.8 million was reduced by non-cash charges of $1.0 million, primarily for stock compensation, depreciation and amortization, offset by changes in our net operating assets and liabilities.
     Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2008 was $10.3 million, compared to net cash used in investing activities of $10.0 million for the same period in 2007. Proceeds from the sale and maturity of marketable securities were the primary source of cash from investing activities, providing $16.7 million in the first six months of 2008 and $15.6 million in the comparable period of 2007. Cash used in investing activities principally represents the amount used to purchase marketable securities, net of proceeds from the sale and maturity of marketable securities.
     Financing Activities. Net cash used by financing activities for the six months ended June 30, 2008 was $1.4 million, compared to $26.7 million of net cash provided by financing activities for the same period in 2007. Aggregate proceeds of $28.2 million from the issuance of common stock in two private placements was the principal source of net cash provided by financing activities during the first six months of 2007.
Credit Arrangements
     In April 2003, we entered into a series of agreements with the Maryland Industrial Development Financing Authority, or MIDFA, and Manufacturers and Traders Trust Company, or M&T Bank, in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs we incurred for improvements to our facility. We are required to repay the trust $1.2 million annually, on the first day of April, for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during the six months ended June 30, 2008 and 2007 was 3.09% and 5.36% respectively
     In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. As of June 30, 2008, that amount is $6,098,630, consisting of $6.0 million of principal and $98,630 in interest, computed at 50 days at an assumed maximum rate of interest of 12% per annum. The letter of credit expires the earlier of April 8, 2013, or the date the bonds have been paid in full. In consideration of the letter of credit, we have granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash.
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
     Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. If we are successful in raising additional funds through the issuance of equity securities, investors likely will experience dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding in the near term, we will have to significantly reduce our operating and capital expenditures and delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs. In addition, we may have to partner one or more of our drug candidate programs at an earlier stage of development, which would lower the economic value of those programs to our Company. We may not be able to continue as a going concern if this were to be the case.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable pursuant to the rules of the Securities and Exchange Commission relating to the disclosure requirements for a “smaller reporting company.”
Item 4T. Controls and Procedures
     Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2008 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
     Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended on the Evaluation Date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Our stockholders voted on two items at the Annual Meeting of Stockholders held on June 4, 2008:
1.	To elect six directors to serve on our Board of Directors for a term of one year and until their successors are elected and qualified:

2.	To ratify the appointment of Ernst & Young LLP as our independent public accounting firm for the fiscal year ending December 31, 2008.
The nominees for director were elected based on the following votes:

Directors	Votes For	Votes Withheld	% Votes For
Kenneth C. Carter, Ph.D.	11,245,350	917,975	66.02
Philip Frost, M.D., Ph.D.	11,986,603	176,722	70.37
David S. Kabakoff, Ph.D.	11,244,900	918,425	66.02
Michael R. Kurman, M.D.	11,245,850	917.475	66.02
Bradley G. Lorimier	11,242,600	920,725	66.00
William H. Washecka	11,241,800	921,525	66.00
The proposal to ratify the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 received the following votes:
•	12,146,157 votes for approval;

•	10,917 votes against;

•	6,251 abstentions.
There were zero (0) broker non-votes for this item.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON PHARMACEUTICALS, INC.
Date: August 14, 2008	By:	/s/ Kenneth C. Carter
Kenneth C. Carter, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ C. Eric Winzer
C. Eric Winzer
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)