Form 10-Q
period 2008-09-30
AVALON PHARMACEUTICALS INC
filed 2008-11-13
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 12, 2008, 20,428,475 shares of Avalon Pharmaceuticals, Inc. common stock, par value $.01 per share, were outstanding.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AVALON PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,749	$6,276
Short-term marketable securities	4,318	15,558
Accounts receivable	8	200
Interest receivable	57	190
Prepaid expenses	397	743
Deposits	—	102

Total current assets	7,529	23,069
Restricted cash and marketable securities	4,358	5,275
Property and equipment, net	6,309	7,325
Long-term marketable securities	—	1,416
Deferred financing costs, net	212	220

Total assets	$18,408	$37,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,583	$1,063
Accrued expenses and other current liabilities	945	1,207
Deferred revenue and customer advances	884	1,204
Current portion of long-term debt	1,200	1,211

Total current liabilities	4,612	4,685
Deferred rent	416	446
Long-term debt, net of current portion	4,800	6,000
Stockholders’ equity:
Series C Junior Participating Preferred stock, $0.01 par value, 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,037,928 and 17,026,462 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	170	170
Additional capital	150,587	150,331
Other comprehensive income	(14)	50
Accumulated deficit	(142,163)	(124,377)

Total stockholders’ equity	8,580	26,174

Total liabilities and stockholders’ equity	$18,408	$37,305

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$124	$—	$311	$809

Costs and expenses:
Research and development	3,994	3,531	12,863	11,708
General and administrative	2,153	2,197	5,567	6,468

Total costs and expenses	6,147	5,728	18,430	18,176

Loss from operations	(6,023)	(5,728)	(18,119)	(17,367)
Other income (expense):
Interest income	98	470	559	1,187
Interest expense	(97)	(155)	(305)	(486)
Other	63	8	79	107

Total other income (expense), net	64	323	333	808

Net loss	$(5,959)	$(5,405)	$(17,786)	$(16,559)

Net loss per share — basic and diluted	$(.35)	$(.32)	$(1.04)	$(1.13)

Weighted average number of shares — basic and diluted	17,037,830	17,015,319	17,033,705	14,716,327
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net loss	$(17,786)	$(16,559)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,261	1,552
Non-cash interest expense	159	163
Amortization of premium on investments	(153)	(496)
Stock based compensation	256	1,281
Changes in operating assets and liabilities:
Prepaid expenses	346	235
Accounts receivable and other assets	427	875
Accounts payable	520	(628)
Accrued expenses and other current liabilities	(262)	(30)
Deferred revenue and customer advances	(319)	(326)
Deferred rent	(29)	(17)

Net cash used in operating activities	(15,580)	(13,950)
Investing activities
Proceeds from the sale and maturities of marketable securities	22,906	26,290
Purchases of marketable securities	(9,245)	(35,239)
Purchases of property and equipment	(245)	(403)

Net cash provided by (used in) investing activities	13,416	(9,352)
Financing activities
Principal payments on debt	(1,211)	(1,482)
Proceeds from issuance of common stock	—	28,413
Deferred financing costs	(152)	(147)

Net cash provided by (used in) financing activities	(1,363)	26,784

Net (decrease) increase in cash and cash equivalents	(3,527)	3,482
Cash and cash equivalents at beginning of period	6,276	3,099

Cash and cash equivalents at end of period	$2,749	$6,581

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
     In the opinion of our management, any adjustments contained in the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2008 and 2007 are of a normal recurring nature and are necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for the full fiscal year.
2. Liquidity Risks and Management’s Plans
     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, Avalon Pharmaceuticals, Inc. (the “Company” or “Avalon”) has incurred, and continues to incur, significant losses from operations. As described below in Note 3, the Company recently entered into an Agreement and Plan of Merger and Reorganization, dated October 27, 2008 (the “Merger Agreement”), with Clinical Data, Inc., a Delaware corporation (“Clinical Data”), and API Acquisition Sub II, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Clinical Data (“API”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, API will be merged with and into Avalon, with Avalon continuing as the surviving corporation and a subsidiary of Clinical Data (the “Merger”). Management estimates that its existing capital resources will be sufficient to fund the Company’s current operations through the end of the first quarter of 2009, prior to which time the Merger with Clinical Data is expected to close.
     If the Merger does not close by the end of the first quarter of 2009, the Company’s ability to continue as a going concern would be dependent on management’s ability to raise additional capital sufficient to meet the Company’s obligations on a timely basis, and to ultimately attain profitability. In light of the proposed Merger, the Company’s management does not expect to seek to raise additional capital. Should the Merger not close or if the closing is delayed beyond the end of the first quarter of 2009, there is no assurance that the Company would be able to raise capital sufficient to enable the Company to continue its operations significantly beyond the end of the first quarter of 2009.
     In the event the Company were unable to successfully raise additional capital in such circumstances, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to reduce general and administrative expenses and delay research and development projects and the purchase of scientific equipment and supplies until it were able to obtain sufficient financing.
     Failure to close the Merger or raise additional capital would significantly limit the Company’s ability to continue as a going concern. The balance sheets do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
3. Subsequent Events
     On October 27, 2008, the Company entered into the Merger Agreement with Clinical Data and API. The Merger Agreement provides that API will be merged with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Clinical Data. As a condition to Clinical Data and Avalon entering into the Merger Agreement, on October 27, 2008, the parties entered into a number of other arrangements including a private placement of securities, a license agreement and a secured loan arrangement.
Merger Agreement
     Pursuant to the terms of the Merger Agreement, Clinical Data will acquire all of the outstanding shares of Avalon’s common stock for consideration consisting of Clinical Data common stock and certain contingent rights to acquire additional shares of Clinical Data common stock. Shares of Avalon common stock held by Clinical Data and its subsidiaries, will be cancelled without consideration at the closing (the “Closing”). Upon the closing of the Merger, each outstanding share of Avalon common stock shall be converted into a right to receive 0.0470 shares of Clinical Data common stock and a contingent value right (a “CVR”) to receive an additional fraction of a share of Clinical Data common stock upon the achievement of defined milestones.

     If the Merger Agreement is terminated under specified circumstances, Avalon may be required to pay Clinical Data a termination fee of $300,000 and reimburse Clinical Data up to $100,000 for its expenses associated with the Merger Agreement.
Rights Plan Amendment
     On October 27, 2008, the Company amended its Rights Agreement dated April 26, 2007 to render it inapplicable to the Merger, the transactions contemplated by the Merger Agreement, and the private placement described below.
Private Placement
     In connection with the execution of the Merger Agreement, Avalon entered into a Securities Purchase Agreement with Clinical Data for the sale of Company common stock and common stock purchase warrants in a private placement for a total purchase price of $237,338. Pursuant to the Securities Purchase Agreement, Clinical Data purchased a total of 3,390,547 shares of the Company’s common stock at a purchase price of $0.07 per share. In addition, the Company issued a common stock purchase warrant exercisable into 1,695,273 shares of common stock. The exercise price of the warrant is $0.86 per share, subject to adjustment for dilutive events. The warrant is not exercisable for six months after issuance and may not be exercised to the extent that the aggregate number of shares of Avalon’s common stock held by Clinical Data following exercise of the warrant (including shares of Avalon common stock otherwise held by Clinical Data) would exceed 19.9% of the outstanding stock of the Company unless the issuance of any additional shares is first approved by a vote of Avalon’s stockholders in accordance with the rules of the NASDAQ Stock Market.
          Avalon also entered into a Registration Rights Agreement with Clinical Data contemporaneously with entering into the Securities Purchase Agreement. Pursuant to the Registration Rights Agreement, Avalon agreed to register for resale the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrant. The Registration Rights Agreement requires Avalon to file the registration statement by November 26, 2008 or Clinical Data shall be entitled to a liquidated damages payment in the amount of 1.5% of the total purchase price of the shares issued in the private placement for each month the registration statement remains unfiled after the deadline. In the event the registration statement is not declared effective by the SEC by the earlier of (i) 90 days after the termination of the Merger Agreement (or 120 days after termination in the event the registration statement is subject to review by the SEC) or (ii) within 5 days following notice from the SEC that the registration statement is no longer subject to review (the “Effectiveness Deadline”), Clinical Data shall be entitled to a liquidated damages payment in the amount of 1.5% of the total purchase price for each month (pro rated for any lesser period) after the Effectiveness Deadline during which such registration statement has not been declared effective by the SEC.
License Agreement
     In connection with the execution of the Merger Agreement, the Company entered into a license agreement with Clinical Data pursuant to which Avalon granted Clinical Data a royalty-free, fully-paid, worldwide, perpetual, irrevocable, sublicensable and exclusive license to AvalonRx®, Avalon’s proprietary drug-development platform, in exchange for a one time payment of $1,000,000. The license is subject to certain exceptions pursuant to which Avalon retained the right to utilize AvalonRx® to fulfill its obligations under its existing collaboration agreements and to continue development of AVN 944 and certain of its existing development programs.
Secured Loan
     In connection with the execution of the Merger Agreement, Avalon entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Clinical Data pursuant to which Clinical Data made a loan to Avalon evidenced by a term note (the “Term Note”) in the principal amount of $3,000,000 (the “Secured Loan”). The term note bears interest at a fixed rate of seven percent per annum and matures on March 31, 2009 unless accelerated pursuant to its terms. The Company has the right to prepay the term note, together with any accrued interest, at any time without penalty. The maturity of the term note accelerates if there is a default under the terms of the Note Purchase Agreement or related documents, including any default, breach or termination of the license agreement or of the Merger Agreement (other than a termination of the Merger Agreement as a result of a failure to obtain the approval by Avalon’s stockholders of the Merger). The Term Note is secured by collateral consisting of certain intellectual property rights of Avalon.
Loan Default
     On October 29, 2008, Avalon received notice from Manufacturers and Traders Trust Company (“M&T Bank”) regarding the occurrence of an event of default related to its letter of credit with M&T Bank upon the Company’s entry into the Merger Agreement and the Secured Loan. As a result of the default, M&T Bank declared all outstanding amounts under the letter of credit to be immediately due and payable. On October 30, 2008 the Company made a payment of $6,062,489 to M&T Bank which constituted all amounts due under the letter of credit. This payment was inclusive of $6,000,000 in principal, $34,508 of accrued interest, and $27,981 for related fees and expenses. As a result of this payment, Avalon has no continuing obligations under the letter of credit or its financing arrangement with the Maryland Industrial Development Financing Authority (“MIDFA”).

4. Restructuring
     On August 13, 2008 the Company restructured its operations to focus on the pre-clinical and clinical development of its Beta-catenin inhibitor program and on its existing collaborations, such as with Merck. The Company curtailed its other development programs and is evaluating the clinical data from its AVN944 development program to assess strategies for further development of AVN944. In connection with the restructuring of its operations, the Company reduced its workforce by approximately one third, or 19 employees. The Company recorded restructuring charges related to these actions of $928,000 in the third quarter of 2008. Details of the restructuring charge and amounts paid and accrued are set forth in the table below.

	Three Months
	Ended 9/30/08		As of 9/30/08
	Restructuring	Amount	Restructuring
	Charges	Paid	Accrual
Severance	$830	($562)	$268
Benefits	55	(11)	45
Taxes & Other	43	(21)	22

	$928	($594)	$334

5. Organization
     Avalon was incorporated on November 10, 1999, under the laws of the state of Delaware. Avalon is a biopharmaceutical company using proprietary technology, AvalonRx ® , to discover and develop novel therapeutics.
6. Recent Accounting Pronouncements
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

     The Company’s cash equivalents, short-term, long-term and restricted marketable securities are subject to fair value measurements. The inputs used in measuring the fair value of these instruments are considered to be level 2 in accordance with the SFAS 157 hierarchy.
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
7. Summary of Significant Accounting Policies
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
Revenue Recognition
     Revenue is recognized when there is persuasive evidence that an agreement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized ratably over the performance period. Milestone payments are recognized as revenue when milestones, as defined in the contract, are achieved. During the first nine months of 2008, the Company recognized revenue from work performed on its collaboration agreement with Novartis, and recognized no revenue from its other collaboration agreements.

Research and Development Costs
     Expenditures, other than advance payments for research and development, subject to the provisions of EITF 07-03, are expensed as incurred.
Restricted Cash and Investments
     In accordance with the terms of a financing arrangement with MIDFA and M&T Bank, in order to finance the build out of the Company’s corporate headquarters and research facility located in Germantown, Maryland, the Company established an investment account which is pledged as collateral for a letter of credit. The issuer of the letter of credit, M&T Bank, maintains the investment account. M&T Bank’s security interest in the account cannot exceed the minimum required cash collateral amount, which as of September 30, 2008 was defined as an adjusted market value of $4.3 million. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreases each April 1, as specified in the collateral agreement. On October 30, 2008 the Company paid off the related debt and the restrictions on this collateral were removed. See Note 3 above.
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the nine months ended September 30, 2008 and 2007, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive income (loss).
Stock-Based Compensation
     The Company accounts for share-based payments in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payment .
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model and recognized as compensation expense over the vesting period of the award using the accelerated attribution method. The following weighted-average assumptions were used for options granted during the three months ended September 30, 2008 and 2007, and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
Dividend yield	0.00%	0.00%
Expected volatility	65.5%	70.5%
Risk-free interest rate	3.45%	5.00%
Expected life of the option term (in years)	7.0	6.0
Forfeiture rate	4.2%	4.2%
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

Stock Compensation Plans
     The Company adopted the Avalon Pharmaceuticals, Inc. 1999 Stock Incentive Plan (the “1999 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors and other individuals as determined by the Board of Directors. The Company terminated the 1999 Plan as to future awards effective upon the closing of the Company’s initial public offering in October 2005. As of September 30, 2008, the Company had reserved 447,456 shares of common stock to accommodate the exercise of outstanding options granted under the 1999 Plan.
     Effective upon the closing of the Company’s initial public offering in October 2005, the Company adopted the Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, stock units, dividend equivalent rights, stock appreciation rights and unrestricted common stock, and other performance and annual incentive awards to employees, directors and other individuals as determined by the Board of Directors. At the inception of the 2005 Plan, 989,738 shares were reserved for issuance under the 2005 Plan. The number of shares available for issuance under the 2005 Plan was increased from 989,738 shares to 1,581,582 shares in June 2006 and from 1,581,582 shares to 2,381,582 shares in June 2007. Additionally, shares that become available due to forfeiture of outstanding awards under the 1999 Plan are available for awards under the 2005 Plan. As of September 30, 2008, the Company had reserved 2,879,204 shares of common stock to accommodate the exercise of outstanding option grants under the 1999 Plan and 2005 Plan and for future grants under the 1999 Plan and 2005 Plan.
     Generally, stock options are granted with an exercise price that equals the fair market value of the Company’s common stock on the grant date. Options typically have a life of ten years and vest over periods ranging from six months to five years. Options generally expire 90 days after an employee terminates employment with the Company.
     Shares of common stock issued to non-employee directors as part of their annual director compensation for the three and nine month periods ended September 30, 2008 were 4,487 and 11,466 shares, respectively. The fair market value of these shares, on the date of grant, was approximately $5,833 and $26,041, respectively.
     The weighted-average grant-date fair value of equity awards granted during the three and nine month periods ended September 30, 2008 was $.37 and $.69, respectively. The total fair value of stock options which vested during the three and nine month periods ended September 30, 2008 was approximately $151,000 and $757,000, respectively. There were 1,698,076 fully vested stock options outstanding at September 30, 2008. These stock options had a weighted average remaining life of 6.49 years.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at June 30, 2008	2,120,483	$4.02
Granted	401,900	.80
Exercised	—	—
Forfeited or expired	58,212	3.07

Outstanding at September 30, 2008	2,464,171	3.52

Vested and expected to vest at September 30, 2008	2,360,676	$4.16	6.49	$—
Exercisable at September 30, 2008	1,698,076	$4.16	6.49	$—
     No stock options were exercised during the nine months ended September 30, 2008. Due to the valuation allowance on all deferred tax assets, the Company recorded no tax benefit for stock compensation expense recognized during the three months ended September 30, 2008. As of September 30, 2008, unamortized stock-based compensation expenses of approximately $521,000 remains to be recognized over a weighted average period of 2.3 years.

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
8. Debt
     In February 2008, the Company entered into an amendment to the letter of credit with M&T Bank supporting the Company’s financing with MIDFA to extend the expiry of the letter of credit agreement to April 8, 2013. In addition, the amendment removed the Company’s financial covenant obligations under the letter of credit regarding the maintenance of (i) a minimum ratio of current assets to current liabilities and (ii) a minimum tangible net worth. On October 30, 2008 the Company paid off all amounts owed under the letter of credit and retired the letter of credit. As a result of this payment, Avalon has no continuing obligations under the letter of credit or its financing arrangement with MIDFA. See Note 3 above.
9. Stockholders Equity
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
          In connection with the Company’s proposed merger with Clinical Data, the Company and American Stock Transfer & Trust Company entered into Amendment No. 1 to the Rights Agreement for the purpose of amending the Rights Agreement to render it inapplicable to the Merger, the transactions contemplated by the Merger Agreement, and the private placement described in Note 3.
10. Related Party Transactions
     The Company paid one member of the board of directors consulting fees totaling $41,000 for the nine months ended September 30, 2008.
11. Income Taxes
     For the nine month periods ended September 30, 2008, and 2007, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

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
     We have never been profitable and, as of September 30, 2008, we had an accumulated deficit of $142.0 million. We had net losses of $17.8 million for the nine months ended September 30, 2008 and net losses of $21.7 million for the year ended December 31, 2007. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve profitability, and we may never do so.
     As of September 30, 2008, we had cash, cash equivalents and marketable securities of approximately $11.4 million. Of this amount, $4.4 million was held in a restricted account to serve as collateral for our long-term debt.
     We currently estimate that our existing capital resources will be sufficient to fund our current operations through the end of the first quarter of 2009, by which time our pending merger with a subsidiary of Clinical Data is expected to close. If our proposed merger does not close by the end of the first quarter of 2009, we would need to raise additional funds to continue operations and to repay our secured loan from Clinical Data. See “—Recent Developments” below. In light of the proposed merger, we do not expect to seek to raise additional capital. Should the merger not close or if the closing is delayed beyond the end of the first quarter of 2009, there is no assurance that we would be able to raise capital sufficient to enable us to continue our operations significantly beyond the end of the first quarter of 2009. In the event we were unable to successfully raise additional capital in such circumstances, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects and the purchase of scientific equipment and supplies until we were able to obtain sufficient financing.
Recent Developments
     On October 27, 2008, we entered into a merger agreement with Clinical Data, Inc., or Clinical Data, and API Acquisition Sub II, LLC, an indirect wholly-owned subsidiary of Clinical Data, or API. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, API will be merged with and into Avalon, with Avalon continuing as the surviving corporation and a subsidiary of Clinical Data. In connection with entering into the merger agreement with Clinical Data, we borrowed $3 million from Clinical Data under a secured loan to fund our short term on-going operations, entered into a license agreement with Clinical Data under which Clinical Data received an exclusive license (subject to certain exceptions) to AvalonRx® in exchange for a one time license fee of $1 million, and engaged in a private placement with Clinical Data of our common stock and warrants for a cash payment of $237,338 from Clinical Data. As a result of entering into the merger agreement and receiving the $3 million secured loan from Clinical Data, we were notified by Manufacturers and Traders Trust Company (M&T Bank) on October 29, 2008, that we were in default under the terms of its letter of credit to the Maryland Industrial Development Financing Authority (MIDFA). On October 30, 2008 we paid off all amounts due M&T Bank under the letter of credit and as a result, we have no further obligations under the letter of credit or our financing arrangement with MIDFA. See Note 3 to our unaudited financial statements set forth above in this Form 10-Q for a more detailed description of the merger agreement and the related transactions entered into by us with Clinical Data.
     On August 13, 2008 we restructured our operations to focus on the pre-clinical and clinical development of our Beta-catenin inhibitor program and on our existing collaborations, such as with Merck. We curtailed our other development programs and are evaluating the clinical data from our AVN944 development program to assess strategies for further development of AVN944. In connection with the restructuring of our operations, we reduced our workforce by approximately one third, or 19 employees. We recorded restructuring charges related to these actions of $928,000 in the third quarter of 2008.

Financial Operations Overview
Revenue
     We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.
     Collaboration Revenue. Since inception, we have generated revenue solely in connection with our collaboration and pilot study agreements. Our collaborations with Merck, AstraZeneca and Novartis include upfront payments, research funding, and/or payments for the achievement of certain discovery and development related milestones. During the first nine months of 2008, we recognized revenue from work performed under our collaboration with Novartis and recognized no revenue from our other collaborations.
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
     We expect our research and development costs to be substantial as we advance our drug candidates into preclinical testing and clinical trials. Based on the results of our preclinical studies, we expect to selectively advance some drug candidates into clinical trials. We anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success and commercial potential. We are currently conducting Phase I clinical trials for AVN944 in patients with hematological cancer and Phase IIa clinical trials for patients with pancreatic cancer. In August 2008, we announced that we had reached a likely maximum tolerated dose of AVN944 in both the ongoing Phase I clinical trial and in the Phase IIa trial. Management is currently assessing strategies for further development of AVN944.
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
     We account for share-based payments in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payment. For the nine months ended September 30, 2008, we recorded approximately $230,000 of stock-based compensation expenses, of which $87,000 was included in research and development expense and $143,000 was included in general and administrative expense. Since we continue to operate in a net loss, stock-based compensation expense had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the nine months ended September 30, 2008. As of September 30, 2008, unamortized stock-based compensation expenses of approximately $521,000 remains to be recognized over a weighted-average period of approximately 2.3 years. We amortize stock-based compensation expenses on an accelerated basis over the vesting period.
     We estimated the fair value of stock options granted during the three months ended September 30, 2008 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 7 years based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted; (ii) expected volatility of 65.5% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 3.45% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we calculated a 4.20% annual forfeiture rate, which we believe is a reasonable assumption. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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
Results of Operations
Three Months Ended September 30, 2008 and 2007
     Revenue. Total revenues for the three months ended September 30, 2008 were $124,000, compared with no revenues in the same period of the prior year. The reported revenues were attributable to our collaboration agreement with Novartis.
     Research and Development. Research and development expenses increased by $463,000, or 13%, to $4.0 million for the three months ended September 30, 2008 from $3.5 million for the same period in 2007. The increase in research and development expenses was primarily attributable to increases in clinical trial and product costs related to our AVN944 drug candidate and our pre-clinical drug candidate AVN316.
     Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.
     General and Administrative. General and administrative expenses decreased by $44,000 or 2% when comparing the three months ended September 30, 2008 with the three months ended September 30, 2007. Lower stock compensation expense as well as lower costs for personnel and consultants were largely offset by a $928,000 restructuring charge. The restructuring charge included severance and related costs for the 19 employees who left Avalon when we restructured our operations in August of 2008.
     Interest Income. Interest income decreased by $372,000 or 79%, to $98,000 for the three months ended September 30, 2008, compared to $470,000 for the three months ended September 30, 2007. The decrease in interest income is due to lower balances of cash and investments and lower average interest rates.
     Interest Expense. Interest expense decreased by $58,000, or 37%, to $97,000 for the three months ended September 30, 2008, compared to $155,000 for the three months ended September 30, 2007. The decrease in interest expense was related to lower debt balances and lower average interest rates on debt.
     Other Income. Other income was $63,000 for the three months ended September 30, 2008, compared to $8,000 for the three months ended September 30, 2007. The increase in other income was primarily related to income from subletting part of our facility and the provision of shared services to subtenants.
Nine Months Ended September 30, 2008 and 2007
     Revenue. Total revenues for the nine months ended September 30, 2008 were $311,000, a decrease of $498,000 from the same period in the prior year. All 2007 and 2008 revenues were attributable to our collaboration agreement with Novartis.
     Research and Development. Research and development expenses increased by $1.2 million, or 10%, to $12.9 million for the nine months ended September 30, 2008 from $11.7 million for the same period in 2007. The increase in research and development expenses was primarily attributable to increases in clinical trial and product costs related to our AVN944 drug candidate and our pre-clinical drug candidate AVN316.
     General and Administrative. General and administrative expenses decreased by $901,000 or 14%, to $5.6 million for the nine months ended September 30, 2008, compared to $6.5 million for the nine months ended September 30, 2007. Lower costs for stock compensation, personnel and consultants were partially offset by a restructuring charge of $928,000 recorded in the third quarter of 2008.
     Interest Income. Interest income decreased by $628,000 or 53%, to $559,000 for the nine months ended September 30, 2008, compared to $1.2 million for the nine months ended September 30, 2007. The decrease in interest income is primarily due to lower balances of cash and investments and lower average interest rates.
     Interest Expense. Interest expense decreased by $181,000, or 37%, to $305,000 for the nine months ended September 30, 2008, compared to $486,000 for the nine months ended September 30, 2007. The decrease in interest expense was primarily related to lower debt balances and lower average interest rates on debt.

     Other Income. Other income was $79,000 for the nine months ended September 30, 2008, compared to $107,000 for the nine months ended September 30, 2007. The decrease in other income was primarily related to lower income from subletting part of our facility and the provision of shared services to subtenants in the 2008 period.
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
     As of September 30, 2008, we had cash, cash equivalents and marketable securities of approximately $11.4 million. Of this amount, $4.4 million was held in a restricted account to serve as collateral for our long-term debt. In connection with entering into the merger agreement with Clinical Data, on October 27, 2008, we borrowed $3 million from Clinical Data under a secured loan to fund our short term on-going operations, entered into a license agreement with Clinical Data under which Clinical Data received an exclusive license (subject to certain exceptions) to AvalonRx® in exchange for a one time license fee of $1 million, and engaged in a private placement with Clinical Data of our common stock and warrants for a cash payment of $237,338 from Clinical Data. As a result of entering into the merger agreement and receiving the $3 million secured loan from Clinical Data, we were required under the terms of our letter of credit from M&T Bank to pay off all amounts due under the letter of credit. On October 30, 2008 we paid off all amounts due M&T Bank under the letter of credit and as a result, we have no further obligations under the letter of credit or our financing arrangement with MIDFA.
     As a result of our borrowing $3 million from Clinical Data and the receipt of other payments from Clinical Data in connection with the private placement and exclusive license grant of AvalonRx® to Clinical Data described above, we currently estimate that our existing capital resources will be sufficient to fund our current operations through the end of the first quarter of 2009, by which time our pending merger with a subsidiary of Clinical Data is expected to close. If our proposed merger does not close by the end of the first quarter of 2009, we would need to raise additional funds to continue operations and to repay our secured loan from Clinical Data. In light of the proposed merger, we do not expect to seek to raise additional capital. Should the merger not close or if the closing is delayed beyond the end of the first quarter of 2009, there is no assurance that we would be able to raise capital sufficient to enable us to continue our operations significantly beyond the end of the first quarter of 2009. In the event we were unable to successfully raise additional capital in such circumstances, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects and the purchase of scientific equipment and supplies until we were able to obtain sufficient financing.
Sources and Uses of Cash
     Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2008 was $15.6 million, compared to $14.0 million for the same period in fiscal 2007. During the first nine months of fiscal year 2008, our net loss of $17.8 million was reduced by non-cash charges of $1.5 million, primarily for stock compensation, depreciation and amortization, while changes in our net operating assets and liabilities provided and additional $0.6 million in cash.

     Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2008 was $13.4 million, compared to net cash used in investing activities of $9.4 million for the same period in 2007. Proceeds from the sale and maturity of marketable securities were the primary source of cash from investing activities, providing $22.9 million in the first nine months of 2008 and $26.3 million in the comparable period of 2007. Cash used in investing activities principally represents the amount used to purchase marketable securities, net of proceeds from the sale and maturity of marketable securities.
     Financing Activities. Net cash used by financing activities for the nine months ended September 30, 2008 was $1.4 million, compared to $26.8 million of net cash provided by financing activities for the same period in 2007. Aggregate proceeds of $28.4 million from the issuance of common stock in two private placements was the principal source of net cash provided by financing activities during the first nine months of 2007.
Credit Arrangements
     In April 2003, we entered into a series of agreements with MIDFA and M&T Bank in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs we incurred for improvements to our facility. We are required to repay the trust $1.2 million annually, on the first day of April, for these borrowings. The borrowing bears interest at a variable rate and matures on April 8, 2013. The weighted-average interest rate during the nine months ended September 30, 2008 and 2007 was 3.02% and 5.42% respectively
     In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changes annually, as principal payments are made. As of September 30, 2008, that amount is $6,098,630, consisting of $6.0 million of principal and $98,630 in interest, computed at 50 days at an assumed maximum rate of interest of 12% per annum. The letter of credit expires the earlier of April 8, 2013, or the date the bonds have been paid in full. In consideration of the letter of credit, we have granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash.
     On October 30, 2008 we paid off all amounts due M&T Bank under the letter of credit and as a result, we have no further obligations under the letter of credit or our financing arrangement with MIDFA. See “Recent Developments” above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable pursuant to the rules of the Securities and Exchange Commission relating to the disclosure requirements for a “smaller reporting company.”
Item 4T. Controls and Procedures
     Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2008 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
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

AVALON PHARMACEUTICALS, INC.
Date: November 13, 2008	By:	/s/ Kenneth C. Carter
Kenneth C. Carter, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2008	By:	/s/ C. Eric Winzer
C. Eric Winzer
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)