Form 10-K
period 2008-12-31
AVALON PHARMACEUTICALS INC
filed 2009-03-31
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to
Commission File Number: 001-32629
AVALON PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-2209310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20358 Seneca Meadows Parkway,	20876
Germantown, Maryland (Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(301) 556-9900
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of our common stock held by non-affiliates was $11.6 million based on the last sale price of our common stock as reported by the NASDAQ Global Market on June 30, 2008.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the most recent practicable date.

Class	Outstanding on March 24, 2009
Common Stock, par value $0.01 per share	20,428,475 shares
DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

Part	Item
No.	No.	Description	Page No.

I	1	BUSINESS	1
	1A	RISK FACTORS	15
	1B	UNRESOLVED STAFF COMMENTS	25
	2	PROPERTIES	26
	3	LEGAL PROCEEDINGS	26
	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
II	5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	26
	6	SELECTED FINANCIAL DATA	27
	7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	60
	9A(T)	CONTROLS AND PROCEDURES	60
	9B	OTHER INFORMATION	60
III	10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	61
	11	EXECUTIVE COMPENSATION	63
	12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	71
	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	73
	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	75
IV	15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	76
     When used in this Annual Report on Form 10-K, except where the context otherwise requires, the terms “we,” “us,” “our,” “Avalon,” “Avalon Pharmaceuticals,” and “the Company” refer to Avalon Pharmaceuticals, Inc.

i

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
     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. These statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:
•	risks relating to our pending merger with a subsidiary of Clinical Data, Inc.;

•	risks relating to the early stage of product candidates under development;

•	risks relating to our ability to secure and maintain relationships with collaborators;

•	uncertainties with, and unexpected results and related analyses relating to clinical trials of our product candidates;

•	the timing and content of future U.S. Food and Drug Administration regulatory actions;

•	dependence on efforts of third parties;

•	dependence on intellectual property;

•	risks that we may lack the financial resources and access to capital to fund our operations; and

•	risks relating to the commercialization, if any, of our product candidates (such as marketing, regulatory, patent, product liability, supply, competition and other risks).
     Further information on the factors and risks that could affect our business, financial conditions and results of operations, are contained below in Item 1A. “Risk Factors.”

ii

PART I
ITEM 1. BUSINESS
Overview
     We are a biopharmaceutical company focused on the discovery, development and commercialization of first-in-class cancer therapeutics. Our lead product candidate, AVN944, an inosine monophosphate dehydrogenase (IMPDH) inhibitor, is in Phase IIa clinical development. We have preclinical programs to develop inhibitors of the beta-catenin and Aurora/Centrosome pathways, discovery programs for inhibitors of the Survivin and Myc pathways, and partnerships with Merck, AstraZeneca, ChemDiv, Medarex and Novartis. We use AvalonRx®, our proprietary platform which is based on large-scale biomarker identification and monitoring, to discover and develop therapeutics for pathways that have historically been characterized as “undruggable.”
     AVN944 is a small molecule therapeutic being developed for the treatment of hematologic and solid tumor cancers. AVN944 inhibits IMPDH, an enzyme that is overexpressed in many cancers and is critical for DNA synthesis, RNA synthesis, and cellular signaling. To date, preclinical and clinical analyses of AVN944 have demonstrated inhibition of IMPDH, a favorable safety profile, and signs of biologic activity resulting in several patients exhibiting stable disease. We initiated Phase IIa clinical testing of AVN944 in patients with pancreatic cancer during 2007. In August 2008, we announced that we had reached a likely maximum tolerated dose of AVN944 in both our on-going Phase I clinical trial for hematological malignancies and in our Phase IIa pancreatic cancer trial. We are currently assessing various alternatives regarding the internal or external development of AVN944.
     We have two preclinical development programs. One is designed to identify compounds that impact the beta-catenin pathway, which is activated in many cancers, including 85% of colon cancers. The beta-catenin pathway has traditionally been difficult to target therapeutically. We named a clinical lead candidate in this program, AVN316, in June 2008. The other program targets the Aurora/Centrosome pathway, which plays a critical role in the uncontrolled growth of cancer cells.
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
     Following the restructuring of our operations in August 2008, our operations have been focused on the pre-clinical and clinical development of our beta-catenin inhibitor program and on our existing collaborations, such as with Merck.
     AvalonRx® is a drug discovery platform that integrates well-defined biomarkers and molecular profiling in all stages of drug discovery and development. AvalonRx® uses biomarkers for identification of compounds from high throughput screens, for revealing a compound’s mechanism of action, for directing drug optimization efforts, and for identification of pharmacodynamic markers used for clinical development. AvalonRx® provides a broad and fundamental understanding of the biological activity of drugs before they enter human clinical trials.
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
Pending Acquisition by Clinical Data

     On October 27, 2008, we entered into an Agreement and Plan of Merger and Reorganization with Clinical Data, Inc., a Delaware corporation, or Clinical Data, and API Acquisition Sub II, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Clinical Data, or API. The merger agreement provides that API will be merged with and into Avalon, with Avalon continuing as the surviving corporation and an indirect wholly-owned subsidiary of Clinical Data. As a condition to Clinical Data and Avalon entering into the merger agreement and as part of the proposed merger, on October 27, 2008, the parties entered into a number of other arrangements including a private placement of securities, a license agreement and a secured loan arrangement.
     Merger Agreement. Pursuant to the terms of the merger agreement, Clinical Data will acquire all of the outstanding shares of Avalon’s common stock for consideration consisting of Clinical Data common stock and certain contingent rights to acquire additional shares of Clinical Data common stock. Shares of Avalon common stock held by Clinical Data and its subsidiaries, will be cancelled without consideration at the closing of the merger. Upon the closing of the merger, each outstanding share of Avalon common stock shall be converted into a right to receive 0.0470 shares of Clinical Data common stock and a contingent value right, or CVR, to receive an additional fraction of a share of Clinical Data common stock upon the achievement of certain milestone payments in accordance with the terms of a Contingent Value Rights Agreement, or CVR agreement, between Clinical Data and American Stock Transfer and Trust Co., as rights agent, to be entered into as of the closing.
     Under the CVR agreement, the fraction of a share of Clinical Data common stock represented by each CVR is calculated by taking 1/2 of the aggregate “milestone payments” received by Avalon or its affiliates (including Clinical Data following the closing) from October 27, 2008 through and including June 30, 2010, dividing that amount by $12.49 (which represents the volume weighted average trading price of the Clinical Data common stock for the 15 prior trading days ended October 27, 2008) and then dividing the result by 17,037,928 (which represents the number of outstanding shares of Avalon common stock as of the date of signing of the merger agreement). “Milestone payments” means the receipt by Avalon or its affiliates (including Clinical Data following the closing) during the period commencing on October 27, 2008 through and including June 30, 2010 of a payment under either Avalon’s License and Research Collaboration Agreement with Merck & Co., Inc. or Avalon’s Amended Pilot Study Agreement with Novartis Institute for Biomedical Research, Inc., up to a maximum aggregate amount of $5,000,000.
     If the merger agreement is terminated under specified circumstances, Avalon may be required to pay Clinical Data a termination fee of $300,000 and reimburse Clinical Data up to $100,000 for its expenses associated with the merger agreement.
     Private Placement. In connection with the execution of the merger agreement and as part of the proposed merger, we entered into a securities purchase agreement with Clinical Data for the sale of our common stock and common stock purchase warrants in a private placement for a total purchase price of $237,338. Pursuant to the securities purchase agreement, Clinical Data purchased a total of 3,390,547 shares of our common stock at a purchase price of $0.07 per share. In addition, we issued a common stock purchase warrant exercisable into 1,695,273 shares of our common stock. The exercise price of the warrant is $0.86 per share, subject to adjustment for dilutive events. The warrant is not exercisable for six months after issuance and may not be exercised to the extent that the aggregate number of shares of our common stock held by Clinical Data following exercise of the warrant (including shares of our common stock otherwise held by Clinical Data) would exceed 19.9% of our outstanding common stock unless the issuance of any additional shares is first approved by a vote of our stockholders in accordance with the rules of the Nasdaq Stock Market.
     We also entered into a registration rights agreement with Clinical Data contemporaneously with entering into the securities purchase agreement. Pursuant to the registration rights agreement, we have agreed to register for resale on a registration statement under the Securities Act of 1933 the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrant. The registration rights agreement also provides indemnification and contribution remedies to Clinical Data in connection with the resale of the shares pursuant to such registration statement. In addition, the registration rights agreement provides that in the event we have not filed with the Securities and Exchange Commission (the SEC) the registration statement on or prior to 30 days after the written request of Clinical Data to file the registration statement, such date known as the filing deadline, Clinical Data shall be entitled to a liquidated damages payment in the amount of 1.5% of the total purchase price for the shares issued in the private placement, but excluding any shares issuable upon exercise of the warrant, for each month after the filing deadline during which such registration statement remains un-filed with the SEC. Further, the registration rights agreement provides that in the event such registration statement is not declared effective by the SEC by the earlier of (i) 90 days after filing date (or 120 days after the filing date in the event the registration statement is subject to review by the SEC) or (ii) within 5 days following notice from the SEC that the registration statement is no longer subject to review (such date known as the effectiveness deadline), Clinical Data shall be entitled to a liquidated damages payment in the amount of 1.5% of the total purchase price for each month (pro rated for any lesser period) after the effectiveness deadline during which such registration statement has not been declared effective by the SEC.
     License Agreement. In connection with the execution of the merger agreement and as part of the proposed merger, we entered into a license agreement with Clinical Data pursuant to which we granted Clinical Data a royalty-free, fully-paid, worldwide, perpetual, irrevocable, sublicensable and exclusive license to AvalonRx®, our proprietary drug-development platform, in exchange for a one time payment of $1,000,000. The license is subject to certain exceptions pursuant to which we retained the right to utilize AvalonRx® to fulfill our obligations under our existing collaboration agreements and to continue development of AVN944 and certain of our existing development programs.
     Secured Loan. In connection with the execution of the merger agreement and as part of the proposed merger, we also entered into a note purchase agreement with Clinical Data pursuant to which Clinical Data made a loan to us of $3,000,000, evidenced by a term note. On March 30, 2009, Clinical Data made a further loan to us of $1,000,000 under the note purchase agreement, evidenced by a second term note. The term notes bear interest at a fixed rate of seven percent per annum and mature on May 31, 2009, unless accelerated pursuant to their terms. We have the right to prepay the term notes, together with any accrued interest, at any time without penalty. The maturity of the term notes accelerate if there is a default under the terms of the note purchase agreement or related documents, including any default, breach or termination of the license agreement or of the merger agreement (other than a termination of the merger agreement as a result of a failure to obtain the approval by our stockholders of the merger). The term notes are secured by collateral consisting of certain intellectual property rights of Avalon.
     Status of Merger Transaction. Avalon and Clinical Data have filed a joint preliminary proxy statement/prospectus with the SEC in connection with the proposed merger. Under the rules of the SEC, audited financial statements for Avalon for the year ended December 31, 2008 are required to be included in the joint proxy statement/prospectus. In addition, as a result of Clinical Data’s previously announced decision to monetize its none-core assets, including through the sale of its Cogenics business segment, and based on discussions with the staff of the SEC, Clinical Data and Avalon have determined to include certain pro forma financial information in the joint proxy statement/prospectus reflecting the intended sale by Clinical Data of its Cogenics business segment. Consequently, Avalon and Clinical Data intend to file an amended joint preliminary proxy statement/prospectus with the SEC as soon as practicable reflecting these updates and other changes. As a result, Avalon currently expects the closing of the merger to occur in May 2009, subject to completion by the SEC staff of its review of the joint proxy statement/prospectus, as amended.
Important Information for Investors and Stockholders
     As discussed above, Avalon and Clinical Data have filed a joint preliminary proxy statement/prospectus with the SEC in connection with the proposed merger. Investors and stockholders are urged to read the joint definitive proxy statement/prospectus when it becomes available and any other relevant documents filed by either party with the SEC because they will contain important information.
     Investors and stockholders will be able to obtain the joint definitive proxy statement/prospectus and other documents filed with the SEC free of charge at the website maintained by the SEC at www.sec.gov. In addition, documents filed with the SEC by Avalon will be available free of charge on the portion of the Avalon website titled “Investors” at www.avalonrx.com. Documents filed with the SEC by Clinical Data will be available free of charge on the portion of the Clinical Data website titled “Investors” at www.clda.com.
     Clinical Data, Avalon and their directors and executive officers may be deemed to be participants in the solicitation of proxies from Avalon stockholders. Information regarding Clinical Data’s participants is available in Clinical Data's Annual Report on Form 10-K for the year ended March 31, 2008 and its proxy statement for its 2008 Annual Meeting of stockholders, which are filed with the SEC. Information regarding Avalon's participants is available elsewhere in this Annual Report on Form 10-K. Additional information regarding interests of such participants will be included in the joint definitive proxy statement/prospectus that will be filed with the SEC. You can obtain free copies of these documents from Clinical Data and Avalon as indicated above.
Pending Nasdaq Delisting
     On September 24, 2008, we received a notice from The Nasdaq Stock Market, LLC, or Nasdaq, indicating that we are not in compliance with the continued listing requirements of the Nasdaq Global Market under Nasdaq Marketplace Rule 4450(a)(5). We received this notice because the bid price for our common stock over the previous 30 consecutive business days had closed below the minimum $1.00 per share requirement for continued listing. Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price through July 20, 2009. However, if our pending merger with Clinical Data’s subsidiary, API, does not close before that time and we continue to fail to meet the minimum $1.00 closing bid price, Nasdaq could delist our common stock from the Nasdaq Global Market.
     In addition, on November 20, 2008, we received a letter from Nasdaq notifying us that based on our stockholders equity, as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2008, we were not in compliance with the minimum stockholders’ equity requirement of $10 million for continued listing on the Nasdaq Global Market as set forth in Nasdaq Marketplace Rule 4450(a)(3). On December 18, 2008, we received a letter from Nasdaq notifying us that we had until March 5, 2009 to either complete the merger with Clinical Data’s wholly-owned subsidiary, API, or alternatively, demonstrate compliance with Nasdaq Marketplace Rule 4450(a)(3). On March 12, 2009, we received a determination letter from Nasdaq’s staff stating that Avalon failed to comply with Nasdaq Marketplace Rule 4450(a)(3) and, that as a result, our common stock would be suspended from trading on the Nasdaq Global Market at the opening of business on March 23, 2009 and removed from listing and registration on the Nasdaq Global Market unless we appealed the Nasdaq staff’s determination. On March 18, 2009, our management requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq staff’s delisting determination. The appeal hearing is scheduled for April 30, 2009. We expect that our common stock will remain listed on the Nasdaq Global Market pending the outcome of a decision by the Nasdaq Listing Qualifications Panel. However, we cannot provide any assurances that the Nasdaq Listing Qualifications Panel will grant our request for continued listing on the Nasdaq Global Market pending the closing of the merger.
Our Drug Discovery and Development Programs
     Our total research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $15.5 million, $15.3 million, and $13.3 million, respectively.

AVN944 Program
     AVN944 is an oral, small molecule drug being developed for the treatment of hematologic and solid cancers. We filed an Investigational New Drug Application (“IND”) in September 2005 with the Food and Drug Administration (“FDA”) and initiated U.S. Phase I clinical trials of AVN944 in cancer patients in January 2006 for the treatment of hematologic cancers (leukemia, myeloma and lymphoma). This Phase I trial is evaluating the maximum tolerated dose, or MTD, the safety, the pharmacokinetic and pharmacodynamic profile and the efficacy of AVN944. It is focused on patients with hematologic cancers that have failed prior therapies, or for whom there is no recommended treatment, and includes analysis of a number of biomarkers that correlate with IMPDH inhibition.
     In 2006, and again in 2007, interim analysis of the Phase I trial showed encouraging results in patients. Importantly, a significant number of patients experienced stable disease after one cycle of therapy with AVN944. Two patients with multiple myeloma were on study with stable disease for 12 months. We believe that these data, combined with a thorough analysis of pharmacodynamic markers using AvalonRx®, demonstrate mechanism-based biologic activity of the drug in patients. In November 2007, we discontinued enrollment of patients with chronic lymphocytic leukemia because of difficulty interpreting the safety profile in these patients. We initiated Phase IIa clinical testing of AVN944 during 2007 with a study of AVN944 plus gemcitabine in patients with previously untreated, advanced stage pancreatic cancer. The Phase IIa portion of the study is designed to find the optimal dose of AVN944 in combination with a standard dose of gemcitabine.
     In August 2008, we announced that we had reached a likely maximum tolerated dose of AVN944 in both our on-going Phase I clinical trial for hematological malignancies and in our Phase IIa pancreatic cancer trial. We are currently assessing various alternatives regarding the internal or external development of AVN944.
Beta-Catenin Program
     For more than 10 years, cancer researchers have known that proteins within the beta-catenin pathway play key roles in the initiation and progression of many types of cancer, most notably colon cancer. It has been estimated that the beta-catenin pathway is abnormally activated in more than 85% of colon tumors. Colon cancer is the fourth most common type of cancer, causing approximately 105,000 new cancer cases and over 56,000 deaths each year in the United States. Despite intense interest and significant research effort by the pharmaceutical industry, little success has been had identifying and developing drugs that specifically affect the beta-catenin pathway. This is due to inherent difficulties in targeting the beta-catenin pathway using traditional discovery approaches, which may be overcome by using AvalonRx®. We developed a gene expression signature that tracks decreased beta-catenin activity and used it to identify structurally different compounds from our chemical library. We are currently conducting lead optimization efforts around one chemical family from this program. We have synthesized compounds in this family that kill human cancer cells in vitro, cause a cell cycle arrest that is characteristic of inhibition of the beta-catenin pathway, and cause a dose dependent decrease in beta-catenin protein levels. Studies with these compounds in animal models have shown good pharmacological properties, bioavailability, modulation of pharmacodynamic markers, and growth inhibition in tumor xenograft studies. To date, we are not aware of any specific inhibitors of the beta-catenin pathway that are on the market or in clinical development.
     In June 2008, we announced that we had identified a compound for clinical development, which we termed AVN316. This compound has good pharmacological properties and potently inhibits the beta-catenin pathway in a variety of model systems. We have initiated IND-enabling studies for AVN316.
Aurora/Centrosome Pathway Program
     The Aurora/Centrosome pathway is a key regulator of cell division and survival and is defective in many human cancers. Inhibition of the Aurora/Centrosome pathway is known to inhibit the uncontrolled cell growth that characterizes cancer. Application of AvalonRx® has enabled us to identify structurally distinct compounds that appear to modulate a novel target in the Aurora/Centrosome pathway. We currently devote a limited amount of resources toward conducting lead optimization efforts around one chemical family from this program. These compounds appear to work through a mechanism different than the multiple clinical-stage compounds that directly inhibit Aurora kinases. We have synthesized compounds from this family that are able to potently kill human cancer cells, in vitro, and cause cellular effects characteristic of pathway inhibition. Studies with these compounds in animal models have shown good pharmacological properties, bioavailability, and modulation of pharmacodynamic markers in tumor xenograft studies. In April 2008, we announced that we had discovered that the target in the Aurora/Centrosome pathway of our most advanced compound optimization program was the protein Polo-Like Kinase 3 (PLK3).

Survivin Program
     The Survivin pathway is recognized as a critical but elusive pathway for intervention by cancer therapeutics. The Survivin pathway intersects cellular networks critical for cancer cell function including cell death, cell growth, and drug and radiation resistance. The Survivin gene is broadly expressed in multiple tumor types (including breast, lung, prostate, pancreas and colon), but is undetectable in most normal adult cells. Drugs targeted against the Survivin protein have been difficult to develop because of its lack of enzymatic function. We developed and conducted a high throughput screen to identify compounds that affect the Survivin pathway and have characterized compounds from this screen. This program was recently placed on hold due to resource constraints.
Myc Program
     We have initiated a drug discovery program targeting the Myc oncoprotein, or Myc, one of the most important and previously undruggable cancer targets. Myc is one of the most frequently deregulated proteins in human cancer, and is associated with many types of aggressive tumors indicating a poor prognosis. We have developed and conducted a high throughput screen to identify compounds that affect the Myc pathway and identified confirmed hit compounds that affect the Myc pathway. This program was recently placed on hold due to resource constraints.
Therapeutic Antibodies
     In addition to our small molecule efforts, we have used AvalonRx® as a basis for establishing a partnership related to antibody drug candidates. Under a development agreement with Medarex, Inc., we have identified a novel extracellular protein that is strongly associated with cancer. We worked with our collaboration partner to characterize this protein and may pursue the generation of therapeutic antibodies and in vivo proof of concept in animal models. After completion of these studies by Medarex, a biologics drug development program in this area, jointly resourced with Medarex, could commence. This program was recently placed on hold due to resource constraints.
Hsp90 Program
     We have initiated a drug discovery program in conjunction with ChemDiv targeting the Hsp90 (heat shock protein). Hsp90 is emerging as a major therapeutic target for the treatment of a broad range of cancers including gastrointestinal stromal tumors, non-small cell lung cancer, and breast cancer. We have developed and conducted a high throughput screen to identify compounds that affect the Hsp90 pathway. We have identified hit compounds that affect the Hsp90 pathway from the screen, and plan to select a compound family for lead optimization. This program was recently placed on hold due to resource constraints.
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
Our Strategy
     Our objective is to be a leading biopharmaceutical company focused on the discovery, development and commercialization of drug candidates for the treatment of cancer. The key elements of our business strategy are as follows:
•	Advance our anti-cancer therapeutic programs. We plan to advance the development of our lead candidates in both the beta-catenin and the Aurora/Centrosome pathway programs to select and optimize pre-clinical candidates for both programs and to advance those candidates to clinical trials. We will continue to utilize AvalonRx® to discover and develop new therapeutic candidates against proprietary Avalon cancer targets and well-known cancer pathways proven to be difficult for conventional technologies to address.

•	Continue to deliver value for Avalon’s partners. We have formed collaborations with Merck & Co., Inc., AstraZeneca PLC (through the acquisition of MedImmune, Inc.), Novartis Institutes for Biomedical Research, Inc., Medarex, Inc. and ChemDiv, Inc. We will continue to deliver value to our partners by using AvalonRx® to discover and develop compounds together with our partners.

•	Leverage AvalonRx in the advancement of AVN944. We began conducting a U.S. Phase I trial for AVN944 in hematological cancer patients in January 2006. We initiated Phase IIa clinical trials in pancreatic cancer during 2007. During the clinical development of AVN944 and the development of all of our subsequent drug candidates, we intend to leverage AvalonRx® to accelerate decision-making by: (1) selecting biomarkers of responsive cancers, (2) identifying responsive patient populations for improved clinical trial design and outcome, (3) determining appropriate drug combinations more quickly than with conventional methods, and (4) developing genetic biomarker diagnostics.
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
     Under the terms of the agreement, we are using our AvalonRx® platform to screen a select set of compounds from Merck’s proprietary compound library and to identify hits against this target, which is generally regarded as “intractable” based on the difficulty in identifying inhibitors of this target. We are responsible for the selection of compound families and optimization of those compounds to a preclinical candidate selection stage. Merck is responsible for the clinical development, regulatory approval and commercialization of any resulting product candidates. Under the agreement, we are entitled to receive milestone payments based on meeting a number of discovery, development and commercial milestones for multiple indications, including a $4 million payment upon the achievement of biological proof of concept of a lead compound as an inhibitor of the target which is the subject of the collaboration and an additional $4 million payment upon the achievement of preclinical proof of concept of such compound following achievement of biological proof of concept. If we were to achieve all of the milestones under the agreement, we would be entitled to receive in excess of $200 million in milestone payments. The agreement also provides for the payment to us by Merck of royalties on net sales of products marketed in the collaboration. The agreement does not provide for any minimum guaranteed payments to us by Merck.

     The term of the agreement expires upon the expiration of all royalty obligations under the agreement. The agreement may be terminated earlier by Merck upon 60 days advanced written notice and in certain circumstances subject to the payment of specified fees by Merck.
     Based on work performed by Avalon under the agreement, in October 2008, and then again in January 2009, we informed Merck that we believed biological proof of concept of a lead compound had been achieved and that payment of the associated $4 million milestone amount was therefore due. In initial conversations with Merck, it appeared that Merck intended to confirm achievement of biological proof of concept; however, based on subsequent discussions with Merck, it appears that Merck may intend to dispute Avalon’s achievement of this milestone. We are currently in discussions with Merck regarding the achievement of this milestone. In addition, we are in discussions with Merck regarding the termination of the collaboration by Merck and the payment by Merck to Avalon of a termination fee under the terms of the agreement of up to potentially $7 million, depending on the status of the collaboration at the time of termination of the agreement. There is no guarantee that these matters will be resolved favorably for Avalon, and pending the resolution of these matters, it is unlikely that further progress will be made with respect to the preclinical proof of concept milestone or any other milestones under this agreement. In the event our collaboration with Merck is terminated, we may receive all or part of the termination payment described above, but no further progress will be made towards attainment of any other milestones under this agreement.
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
     The term of the agreement expires on the earlier of (i) 50 years from the date of the agreement or, (ii) such time as AstraZeneca’s obligation to pay royalties expires. The agreement also expires if, after the research is completed, AstraZeneca does not select a clinical candidate. The license agreement may be terminated sooner by either us or AstraZeneca upon, among other events, a material and uncured breach by the other party or by AstraZeneca for reason other than Avalon’s material breach, upon 90 days notice.
     In 2007, MedImmune paused work under this program at the time of their merger with AstraZeneca. AstraZeneca has informed us of their intent to continue work under this contract for small molecule therapeutic programs other than the original MedImmune program. As of December 31, 2008, there remained a balance of approximately $884,000 of deferred revenue and customer advances related to this agreement.
ChemDiv, Inc.
     In July 2006, we entered into a collaboration agreement with ChemDiv, Inc. for the discovery and development of small molecule oncology therapeutics. Avalon and ChemDiv share in the costs of development and will share in the value of any lead candidate resulting from their joint research efforts. Additional terms of the agreement allowed us to select and acquire 200,000 compounds from the ChemDiv library for use in all of our discovery programs. We are using our proprietary AvalonRx® platform to discover new active compounds in screens against selected targets and target pathways. ChemDiv is providing us with access to its Discovery outSourcetm services platform, including one of the world’s largest commercially available chemical libraries, as well as medicinal and synthetic chemistry for the discovery and development of new active compounds.
     In April 2007, we initiated a joint Avalon/ChemDiv program to identify inhibitors of the Hsp90 pathway. We developed a biomarker signature for pathway inhibition and initiated an AvalonRx® based high-throughput screen of our small molecule library.

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
Novartis Institutes for Biomedical Research, Inc.
     In September 2005, we entered into an agreement with Novartis Institutes for Biomedical Research, Inc. for the discovery of small molecule therapeutic compounds targeted against a pathway selected by Novartis. Under the terms of the agreement, we used AvalonRx® to identify and characterize compounds from Novartis’ chemical library. Novartis is responsible for lead optimization, preclinical and clinical testing of any resulting product candidates, as well as all future development and sales and marketing activities.
     We received an upfront technology access fee and Novartis funded all research activities at Avalon for the purpose of the collaboration. We have completed all of our obligations under this contract. We may receive milestone payments from Novartis based on the achievement of the following milestones: (1) Novartis’ identification of a validated hit compound and (2) Novartis’ identification of a lead compound.
     In January 2007 the initial agreement term was amended from 18 months to 30 months from the date of inception. The agreement may be terminated sooner by either us or Novartis upon a material, uncured breach by the other party upon 60 days notice. In February 2007, following Avalon’s successful validation of an AvalonRx® based screen for monitoring disruption of the selected pathway, the parties agreed to initiate the primary screen against a large subset of Novartis’ compound library. Under the terms of the agreement, the initiation of the screening phase triggered a $500,000 payment to Avalon for research support. In December 2007, following the successful completion of an AvalonRx® based screened identification of candidate hit compounds, the parties agreed to initiate characterization of these compounds using AvalonRx® biomarker profiling. This initiation of compound profiling triggered a $200,000 payment to us for research support. Under our agreement with Novartis, we are entitled to receive a $500,000 milestone payment if Novartis identifies a validated hit compound and another $500,000 milestone payment if Novartis identifies a lead compound under the collaboration. We have completed our work under the collaboration to identify and characterize compounds from Novartis’ chemical library and are awaiting Novartis’s determination of whether it will identify a validated hit compound or lead compound. In the view of our management, any determination of a validated hit compound or a lead compound by Novartis giving rise to the foregoing milestone payments is expected to occur, if at all, by June 30, 2010. There can be no assurance, however, that Novartis will identify a validated hit compound or lead compound or if or when any milestone payment will be made.
     In February 2008, the agreement term was extended from 30 months to 36 months from the date of inception.
Patents, Licenses and Proprietary Rights
     We generally seek patent protection for our product candidates in the United States and abroad and protects our technologies through patents and trade secrets.
Vertex license

     In February 2005, we entered into a license agreement with Vertex Pharmaceuticals for the development and commercialization of AVN944 in oncology indications. Under the terms of the license, we hold exclusive rights to develop and commercialize AVN944 worldwide for the treatment or prevention of cancer. In consideration for this license, we paid Vertex a total of $5 million in upfront license fees. In addition, we have agreed to pay Vertex milestone payments based on the achievement of the following milestones: (1) initiation of the first human clinical trial, the results of which are designed to demonstrate the safety and efficacy of AVN944 on a sufficient number of patients to support regulatory approval of the drug in any country (generally a Phase III clinical trial); (2) first filing of a new drug application for AVN944 in any country; and (3) first regulatory approval of AVN944 in any country. Assuming we achieve each of these milestones in both hematological and solid tumor indications, Avalon will pay Vertex up to $68 million in milestone payments. Upon commercialization, we will pay Vertex royalties on product sales.
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
Clinical Data license
     On October 27, 2008, in connection with entering into the merger agreement and as part of the proposed merger with Clinical Data, we entered into a license agreement with Clinical Data, pursuant to which Avalon granted Clinical Data a royalty-free, fully-paid, worldwide, perpetual, irrevocable, sublicensable and exclusive license to AvalonRx® in exchange for a one time payment of $1,000,000. The license is subject to certain exceptions pursuant to which we retained the right to use AvalonRx® to fulfill our obligations under our existing collaborations and to continue development of AVN944 and certain of our existing development programs.
Patent rights and licenses
     We and our licensors have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. As of December 31, 2008, we held or had licenses to approximately 70 issued, allowed or pending patents worldwide. These patents and patent applications pertain to compounds, gene targets and methods and processes of discovering future product candidates.
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
     We face competition from many pharmaceutical and biotechnology companies. We are aware that most large pharmaceutical companies have small molecule development programs in the field of cancer. We compete with a number of biotechnology companies, such as Anadys Pharmaceuticals, Inc., Ariad Pharmaceuticals, Inc., ArQule, Inc., Array Biopharma, Inc., Biocryst Pharmaceuticals, Inc., Chemgenex Pharmaceuticals, Inc., Cyclacel Pharmaceuticals, Inc., Exelixis, Inc., Infinity Pharmaceuticals, Inc. and Sunesis Pharmaceuticals, Inc. that are developing small molecule therapeutics as treatments for cancer. We are aware of other companies that are developing IMPDH inhibitors as potential therapeutics for diseases other than cancer.
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
     Phase III. Phase III clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained and safety, tolerability, and an ideal dosing regimen have been established. Phase III clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit — risk relationship of the drug and to complete the information needed to provide adequate instructions for the use of the drug. Phase III trials usually include from several hundred to several thousand subjects.
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
     Phase I, II and III testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend (place on “clinical hold”), or terminate the testing based upon the data accumulated to that point and the agency’s assessment of the risk/benefit ratio to the patient. The FDA may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of products under development. Furthermore, IRBs, which are independent entities constituted to protect human subjects at the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials at their respective institutions at any time for a variety of reasons, including safety issues.
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
     The submission of the application is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs submitted before it accepts them for filing. It may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After the application is deemed filed by the FDA, agency staff reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of physicians, for review, evaluation and an approval recommendation. The FDA is not bound by the opinion of the advisory committee. Drugs that successfully complete NDA review may be marketed in the United States, subject to all conditions imposed by the FDA.
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
Hatch — Waxman Act
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
Other Regulations
We are subject to other regulations, including regulations under the Occupational Safety and Health Act, regulations promulgated by the United States Department of Agriculture, and regulations under other federal, state and local laws. We are not directly regulated by the privacy regulations promulgated under the Heath Insurance Portability and Accountability Act of 1996, or HIPAA. However, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a healthcare provider that has not satisfied the privacy regulation’s disclosure standards. Most healthcare providers, including research institutions from whom we or our third party contractors obtain patient information, are subject to these privacy regulations. In addition, certain state privacy laws and genetic testing laws may apply directly to our operations and/or those of our partners and may impose restrictions on the use and dissemination of individuals’ health information. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
Employees
     As of December 31, 2008, we had 36 full-time employees, 11 of whom hold M.D. or Ph.D. degrees and 9 of whom hold other advanced degrees. Of our total workforce, 29 are engaged primarily in research and development activities and 7 are engaged primarily in business development, finance, marketing and administration functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.
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

ITEM 1A. RISK FACTORS
Risks Related to the Acquisition by Clinical Data
The number of shares and the value of Clinical Data common stock that Avalon stockholders will receive in connection with the merger will fluctuate.
     The precise value of the merger consideration to be received by Avalon stockholders at the effective time of the merger cannot be determined at the present time. Upon the terms of the merger agreement, Clinical Data would issue 0.0470 of a share of Clinical Data common stock for each share of Avalon common stock outstanding immediately prior to the effective time of the merger and CVRs that will provide Avalon stockholders with the opportunity to acquire additional shares of common stock.
     The price of Clinical Data common stock at the closing of the merger may vary from its price on the date the merger agreement was executed. Stock price changes may result from a variety of factors beyond Clinical Data’s control, including general economic and market conditions. In addition, there will be a period of time between completion of the merger and the time at which former Avalon stockholders actually receive stock certificates evidencing the Clinical Data common stock. Until stock certificates are received, former Avalon stockholders may not be able to sell their Clinical Data shares in the open market and, therefore, may not be able to avoid losses from any decrease in the trading price of Clinical Data common stock during that period.
The issuance of Clinical Data common stock under the CVRs is subject to a number of uncertainties; because of the delay in time before any shares of Clinical Data common stock could be issuable under the CVRs, the value of such stock will fluctuate.
     Pursuant to the terms of the merger agreement and the CVR agreement, the CVRs provide former Avalon stockholders and warrantholders (to the extent they timely exercise their warrants) with the right to receive additional shares of Clinical Data common stock if Avalon or its affiliates (including Clinical Data following the merger) receive any milestone payments from certain strategic partners prior to June 30, 2010. In particular, the CVRs provide that additional shares of Clinical Data common stock will only be issued if Avalon or its affiliates (including Clinical Data following the closing of the merger) receives a payment under either Avalon’s collaboration agreement with Merck (the “Merck Agreement”) or under Avalon’s collaboration agreement with Novartis (the “Novartis Agreement”) at any time during the period commencing on October 27, 2008 through and including June 30, 2010 (up to a maximum aggregate amount of $5 million).
     Although the CVR agreement provides that any payment received prior to June 30, 2010 under either the Merck Agreement or Novartis Agreement (up to a maximum of $5 million in payments) constitutes a “milestone payment” for purposes of calculating whether Avalon stockholders will be entitled to receive additional shares of Clinical Data common stock in the merger, Avalon’s management views the following payments as having the most realistic possibility of being achieved prior to June 30, 2010 and resulting in the achievement of a “milestone payment” under the CVR agreement:
•	Under the Merck Agreement, Avalon is entitled to a payment of $4 million upon the achievement of biological proof of concept of a lead compound as an inhibitor of the target which is the subject of the collaboration. Avalon also is entitled to an additional payment of $4 million upon the achievement of preclinical proof of concept of such compound following achievement of biological proof of concept. In addition, if Merck terminates the agreement, Avalon is entitled to a termination fee of up to potentially $7 million, depending on the status of the collaboration at the time of termination of the agreement. With respect to the $4 million payment upon achievement of biological proof of concept, although Avalon’s management believes that the lead compound that it has identified under this collaboration has satisfied the criteria for achievement of biological proof of concept, based on recent discussions with Merck, it appears that Merck may intend to dispute Avalon’s achievement of this milestone. We are currently in discussions with Merck regarding the achievement of this milestone. In addition, we are in discussions with Merck regarding the termination of the collaboration by Merck and the payment by Merck to Avalon of a termination fee under the terms of the agreement, as described above. There is no guarantee that these matters will be resolved favorably for Avalon, and pending the resolution of these matters, it is unlikely that further progress will be made with respect to the preclinical proof of concept milestone or any other milestones under the Merck Agreement. In the event that the collaboration with Merck is terminated, we may receive all or part of the termination payment described above, but no further progress will be made towards the attainment of any other milestone under the Merck Agreement. Moreover, resolution of these matters could take extensive time to achieve, which could potentially prevent a payment from Merck that would otherwise constitute a “milestone payment” under the terms of the CVR agreement from being received prior to June 30, 2010, the “milestone payment” deadline under the CVR agreement. Consequently, there can be no assurance when, or if, any payments will be received from Merck, and accordingly, whether any “milestone payments” will be achieved under the CVR agreement based on our collaboration with Merck.
•	Under the Novartis Agreement, Avalon is entitled to receive a $500,000 milestone payment if Novartis identifies a validated hit compound and another $500,000 milestone payment if Novartis identifies a lead compound under the collaboration. The determination of whether to pursue a validated hit compound or lead compound under the collaboration is at the sole discretion of Novartis. Accordingly, there can be no assurance that Novartis will determine to continue with the collaboration through the identification of a validated hit compound or of a lead compound. If Novartis determines not to continue with the collaboration through these milestone events, no further payments will be due to Avalon under the Novartis Agreement.
     If such payments under the Merck Agreement or Novartis Agreement are not achieved within the required timeframe, the CVRs will expire and no payments will be made to CVR holders in connection with the CVRs. Accordingly, the CVRs may ultimately have no value. Moreover, following the closing of the merger, Clinical Data will be under no obligation to former Avalon stockholders to engage in any additional research and development efforts under the Merck Agreement or Novartis Agreement or to pursue any payments from Merck or Novartis. As a result of the uncertainty regarding the receipt of any payments from Merck or Novartis within the required timeframe, Avalon stockholders will not be able to determine the total value of the consideration that they will receive in the merger prior to voting on the adoption of the merger agreement since a portion of the merger consideration is contingent upon the occurrence of future events. In addition, because no payment, if any, will be made to holders of the CVRs of any additional shares of Clinical Data common stock prior to June 30, 2010 (and then only after surrender by the holder of a CVR to the rights agent under the CVR agreement of the holder’s certificate representing such CVR, which could result in further delay of payment of any additional shares of Clinical Data common stock to a holder of a CVR past June 30, 2010), the value of any Clinical Data common stock that holders of CVRs will receive in connection with the merger will fluctuate. Therefore, even if a “milestone payment” under the CVR agreement is achieved, the value of the additional consideration Avalon stockholders may receive under the CVRs may be significantly lower than the $12.49 per share used to calculate the number of shares payable under the CVRs.
     Former Avalon warrantholders will not receive CVRs until they exercise their warrants to purchase shares of Clinical Data common stock. Pursuant to its terms, the CVR agreement terminates six months following the June 30, 2010 milestone date. To ensure their receipt of the CVRs, each former Avalon warrantholder should exercise their warrant prior to the termination of the CVR agreement.
     Additionally, the CVRs are not transferable other than in certain limited circumstances and accordingly Avalon stockholders may not sell them prior to their termination.
Uncertainty regarding the merger and the effects of the merger could cause our licensors, collaborators, suppliers or other strategic partners to delay or defer decisions, which could increase costs of the on-going business for us.
     Our strategy for developing and commercializing many of our potential products includes entering into agreements with licensors, collaborators, suppliers and other strategic partners. These partners, in response to the announcement of the merger, may delay or defer decisions regarding their business relationships with us, which could increase costs for our business and delay, interrupt or terminate the collaborate research, development and commercialization of certain potential products, regardless of whether the merger is ultimately completed. Under specified circumstances, these partners may also terminate their agreements with us. Any such delay, interruption or termination of our relationship with any of these partners could materially harm its business and financial condition, and frustrate any commercialization efforts for our product candidates.

The merger is subject to closing conditions that could result in the completion of the merger being delayed or not consummated, which could negatively impact our stock price and future business and operations.
     Completion of the merger is conditioned upon Clinical Data and Avalon satisfying closing conditions, including adoption of the merger agreement by Avalon’s stockholders, all as set forth in the merger agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived, and the merger may not be consummated. Failure to consummate the merger could negatively impact our stock price, future business and operations, and financial condition. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger may adversely affect our future business, growth, revenue and results of operations.
Failure to complete the merger could negatively impact the market price of our common stock and the future business and financial results of Avalon, and the merger agreement limits our ability to pursue alternatives to the merger.
     If the merger is not completed for any reason, our on-going business may be adversely affected and will be subject to a number of risks, including:
•	We may be required, under some circumstances, to pay Clinical Data a termination fee of $300,000 and reimburse Clinical Data for up to $100,000 of merger-related expenses;

•	We may be required to repay to Clinical Data the outstanding principal and accrued interest under the terms of a note purchase agreement between the parties and related term notes;

•	The diversion of management’s attention, the reduction in capital spending and acquisitions, the suspension of planned hiring and other affirmative and negative covenants in the merger agreement restricting the companies’ businesses;

•	Failure to pursue other beneficial opportunities as a result of the focus of management on the merger, without realizing any of the anticipated benefits of the merger;

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed;

•	We may experience negative reactions to the termination of the merger from licensors, collaborators, suppliers, or other strategic partners;

•	Our costs incurred related to the merger, such as legal and accounting fees, must be paid even if the merger are not completed;

•	Our common stock may be subject to delisting from the Nasdaq Global Market; and

•	Clinical Data’s royalty-free, fully-paid, worldwide, perpetual, irrevocable, sublicensable and exclusive license to AvalonRx®, our proprietary drug-development platform, will not terminate, thereby restricting our operations and potentially negatively impacting the value of Avalon’s common stock.
     If the merger agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to pay a price equivalent to or more attractive than the price Clinical Data has agreed to pay in the merger. Further, Clinical Data owns approximately 16.6% of our common stock and we owe Clinical Data $4 million of principal plus accrued but unpaid interest under the terms of a note purchase agreement entered into at the time of execution of the merger agreement (as subsequently amended), and related term notes. Such ownership, the amount owed and the license granted to Clinical Data may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to Avalon stockholders than the merger.
     In addition, the merger agreement contains “no shop” provisions that, subject to limited exceptions, preclude Avalon, whether directly or indirectly through its subsidiaries, officers, directors, agents or other representatives, from (i) soliciting, initiating, knowingly facilitating, encouraging or inducing, any inquiry with respect to, or the making, submission or announcement of, any acquisition proposal, (ii) participating in any discussions or negotiations, or furnishing any nonpublic information with respect to any acquisition proposal, (iii) taking any other action to facilitate any inquiries or proposal that would be reasonably expected to result in an acquisition proposal, (iv) approving, endorsing or recommending any acquisition proposal, or (v) entering into any agreement contemplating or otherwise relating to any acquisition proposal. Under certain circumstances, the merger agreement also provides that Avalon will be required to reimburse Clinical Data for up to $100,000 of merger-related expenses or pay a termination fee of $300,000 to Clinical Data upon termination of the merger agreement.
During the pendency of the merger, we may not be able to enter into certain business arrangements with other parties because of restrictions in the merger agreement.
     Covenants in the merger agreement impede our ability to make certain acquisitions or complete other transactions that are not, among other things, in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, we may be at a disadvantage to its competitors.
Risks Related to Our Business
We have an immediate need for capital and will need to raise additional capital in the future to continue our business, and our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.
     We estimate that our current capital resources will not be sufficient to fund our operations significantly beyond May 2009 without an additional curtailment of operating and capital expenditures, additional partnership revenues, or new equity or debt financing. In addition, our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our independent registered public accounting firm’s report on our financial statements as of and for the fiscal year ended December 31, 2008, includes an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.
     Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis and to ultimately attain profitability. In the event we are unable to successfully raise additional capital, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in the event new financing is not obtained, we will likely reduce general and administrative expenses and delay research and development projects and postpone further acquisition of scientific equipment and supplies until we are able to obtain sufficient financing to do so. These factors could significantly limit our ability to continue as a going concern.
We have a history of losses, we expect to continue to incur losses for the foreseeable future, and we may never achieve or sustain profitability.
     We have experienced significant operating losses since our inception. We do not currently have any products that have been approved for marketing, and we continue to incur research and development and general and administrative expenses related to our operations. We had net losses of $21.8 million for the year ended December 31, 2008. We expect our annual operating losses to continue over the next several years. Our losses, among other things, have caused and will continue to cause our working capital and stockholders’ equity to decrease. To date, we have derived all of our revenue in connection with collaborations. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. To become and remain profitable, we must succeed in developing and commercializing novel drugs with significant market potential. This will require us to succeed in a range of challenging activities, including conducting clinical trials, obtaining regulatory approvals, entering into appropriate collaborations, and manufacturing, marketing and selling commercial products. We may never succeed in these activities, and may never generate revenues sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain it. If we fail to earn profits, or if we cannot sustain profitability, the market price of our common stock is likely to decline. In addition, we may be unable to raise capital, expand our business, diversify our product offerings or continue our operations.

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
Our common stock may be delisted from the Nasdaq Global Market prior to the closing of the merger, which could reduce the value of your investment and make your shares of our stock more difficult to sell.
     On September 24, 2008, we received a notice from The Nasdaq Stock Market, LLC, or Nasdaq, indicating that we are not in compliance with the continued listing requirements of the Nasdaq Global Market under Nasdaq Marketplace Rule 4450(a)(5). We received this notice because the bid price for our common stock over the previous 30 consecutive business days had closed below the minimum $1.00 per share requirement for continued listing. Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price through July 20, 2009. However, if our pending merger with Clinical Data’s subsidiary, API, does not close before that time and we continue to fail to meet the minimum $1.00 closing bid price, Nasdaq could delist our common stock from the Nasdaq Global Market.
     In addition, on November 20, 2008, we received a letter from Nasdaq notifying us that based on our stockholders equity, as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2008, we were not in compliance with the minimum stockholders’ equity requirement of $10 million for continued listing on the Nasdaq Global Market as set forth in Nasdaq Marketplace Rule 4450(a)(3). On December 18, 2008, we received a letter from Nasdaq notifying us that we had until March 5, 2009 to either complete the merger with Clinical Data’s wholly-owned subsidiary, API, or alternatively, demonstrate compliance with Nasdaq Marketplace Rule 4450(a)(3). On March 12, 2009, we received a determination letter from Nasdaq’s staff stating that Avalon failed to comply with Nasdaq Marketplace Rule 4450(a)(3) and, that as a result, our common stock would be suspended from trading on the Nasdaq Global Market at the opening of business on March 23, 2009 and removed from listing and registration on the Nasdaq Global Market unless we appealed the Nasdaq staff’s determination. On March 18, 2009, our management requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq staff’s delisting determination. The appeal hearing is scheduled for April 30, 2009. We expect that our common stock will remain listed on the Nasdaq Global Market pending the outcome of a decision by the Nasdaq Listing Qualifications Panel. However, we cannot provide any assurances that the Nasdaq Listing Qualifications Panel will grant our request for continued listing on the Nasdaq Global Market pending the closing of the merger.
     In the event our common stock is delisted from the Nasdaq Global Market prior to the closing of the merger, Nasdaq may permit us to transfer our common stock to the Nasdaq Capital Market if we satisfy the requirements for continued listing on that market. If we fail to satisfy the requirements for continued listing on the Nasdaq Capital Market, trading, if any, would be conducted in the over-the-counter market either in the so-called “pink sheets” or on the OTC Bulletin Board, provided a market maker determines to provide quotations for our common stock and complies with the rules and regulations of the SEC and the Financial Industry Regulatory Authority for the quotation of our common stock. There can be no assurance that we would satisfy the requirements for continued listing on the Nasdaq Capital Market or that any market maker would determine to provide quotations for our common stock. As a result, delisting of our common stock from the Nasdaq Global Market could hinder your ability to sell your shares of Avalon common stock. In addition, our common stock could become subject to the SEC’s “penny stock rules.” These rules would impose additional requirements on broker-dealers who effect trades in our stock. If any of these events were to take place, you may not be able to sell as many shares of our common stock as you desire, or any at all, and any trading of our common stock may be at a lower market price than it otherwise would be if our common stock were to continue to be listed on the Nasdaq Global Market.
We have no products approved for commercial sale and do not expect to have any products approved for commercial sale for the next several years.

     The drug discovery and development process is highly uncertain, and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercial product. We do not have any drugs approved for commercial sale and, at any time, we may decide to discontinue the development of our drug candidates or not to commercialize a candidate.
The drug discovery methods we employ through AvalonRx ® are new and unproven and may not lead to the development of commercially viable drugs.
     The drug discovery methods we employ through AvalonRx ® that are based upon gene expression analysis are new and, in several ways, unproven. For instance, our drug discovery technology profiles the effects of compounds on thousands of genes in a cell rather than an isolated target, a process that is novel and unproven in its usefulness to develop commercially viable drugs. There is limited scientific understanding generally relating to the regulation of gene expression and the role of genes in complex diseases, and relatively few products based on gene discoveries have been developed and commercialized by drug manufacturers. Even if we are successful in identifying compounds that show effects on the pathways that cells use to control the expression of genes associated with cancer, these discoveries may not lead to the development of effective drugs.
If we fail to enter into new strategic collaborations, or if existing collaborations are terminated, we will not grow our revenue and our ability to exploit AvalonRx ® to discover drugs for diseases other than cancer will be limited; our rights to AvalonRx® are limited.
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
     In addition, we have exclusively licensed AvalonRx® to Clinical Data. As a result, we are prohibited from continuing to use AvalonRx® for drug discovery and validation except with respect to the performance of our obligations under our existing collaboration agreements and with respect to the development of our current clinical and preclinical drug development programs. This limitation on our ability to use AvalonRx® could negatively impact our future operations.
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
     In the area of small molecule anticancer therapeutics, we have identified a number of companies that have clinical development programs and focused research and development efforts in small molecule approaches to cancer treatment, such as Anadys Pharmaceuticals, Inc., Ariad Pharmaceuticals, Inc., ArQule, Inc., Array Biopharma, Inc., Biocryst Pharmaceuticals, Inc., Chemgenex Pharmaceuticals, Inc., Cyclacel Pharmaceuticals, Inc., Exelixis, Inc., Infinity Pharmaceuticals, Inc. and Sunesis Pharmac euticals, Inc. In addition, large pharmaceutical companies with significant research capabilities are or may be pursuing similar approaches.

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
     Our AvalonRx ® drug discovery technology is not patented. Instead, we rely primarily on trade secrets to protect it. Trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our, or our collaboration partners’, employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how related to AvalonRx ® , we would not be able to assert or prevent them from doing so and our business could be harmed.
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
     We have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. This lack of experience may impede our ability to obtain timely regulatory approval, if we receive such approval at all. We will not be able to commercialize any of our drug candidates until we obtain FDA approval in the United States or approval by comparable authorities in other countries.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     We did not submit any matters for approval of our stockholders during the quarter ended December 31, 2008.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock trades on the NASDAQ Global Market under the symbol “AVRX.”
     The following table sets forth, for the periods indicated, the high and low sale price for our common stock as reported on the NASDAQ Global Market.

	High	Low
2008:
First Quarter (January 1 — March 31)	$3.44	$1.90
Second Quarter (April 1 — June 30)	$2.65	$1.00
Third Quarter (July 1 — September 30)	$1.30	$0.27
Fourth Quarter (October 1 — December 31)	$0.64	$0.07

	High	Low
2007:
First Quarter (January 1 — March 31)	$5.85	$3.08
Second Quarter (April 1 — June 30)	$6.38	$4.25
Third Quarter (July 1 — September 30)	$6.25	$4.10
Fourth Quarter (October 1 — December 31)	$5.75	$2.90
     On March 24, 2009, the last sale price reported on the NASDAQ Global Market for our common stock was $0.47.
Stockholders
     As of March 24 , 2009, there were approximately 77 holders of record of our common stock.

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
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth our selected financial data for each of the years in the five-year period ended December 31, 2008. The information below should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
SUMMARY STATEMENTS OF OPERATIONS:
Revenue	$311	$809	$2,724	$1,544	$1,900
Operating expenses:
Research and development	15,465	15,322	13,269	15,789	10,680
General and administrative	5,266	8,240	7,661	5,066	4,325
Restructuring and merger- related costs	1,570	—	—	—	—

Total operating expenses	22,301	23,562	20,930	20,855	15,005

Loss from operations	(21,990)	(22,753)	(18,206)	(19,311)	(13,105)

Other income (expense):
Interest income	584	1,603	1,288	503	327
Interest expense	(568)	(633)	(808)	(1,147)	(890)
Other	147	110	624	663	8

Other income (expense), net	163	1,080	1,104	19	(555)

Net loss	(21,827)	(21,673)	(17,102)	(19,292)	(13,660)
Dividends on and accretion of convertible preferred stock	—	—	—	(1,111)	(1,449)

Net loss attributed to common shareholders	$(21,827)	$(21,673)	$(17,102)	$(20,403)	$(15,109)

Net loss per share — basic and diluted	$(1.24)	$(1.42)	$(1.74)	$(9.58)	$(117.65)

Weighted average number of shares of Common Stock outstanding	17,628	15,299	9,841	2,129	128

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
SUMMARY BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities(1)	$5,790	$28,525	$20,430	$27,748	$14,309
Working capital	(702)	18,384	8,629	17,070	5,545
Total assets	12,144	37,305	31,391	41,282	29,292
Total debt	3,000	7,211	8,725	10,944	13,631
Accumulated deficit	(146,204)	(124,377)	(102,704)	(85,602)	(65,949)
Total stockholders’ equity	4,844	26,174	17,874	25,883	(65,971)

(1)	Includes restricted cash of zero, $5.3 million, $6.0 million, $6.3 million and $6.1 million at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a biopharmaceutical company focused on the discovery, development and commercialization of first-in-class cancer therapeutics. Our lead product candidate, AVN944, an IMPDH inhibitor, is in Phase IIa clinical development. We have preclinical programs to develop inhibitors of the beta-catenin and Aurora/Centrosome pathways, discovery programs for inhibitors of the Survivin and Myc pathways, and partnerships with Merck, AstraZeneca, ChemDiv, Medarex and Novartis. We use AvalonRx®, our proprietary platform which is based on large-scale biomarker identification and monitoring, to discover and develop therapeutics for pathways that have historically been characterized as “undruggable.”
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
     We have never been profitable and, as of December 31, 2008, we had an accumulated deficit of $146.2 million. We had net losses of $21.8 million for the year ended December 31, 2008, $21.7 million for the year ended December 31, 2007, and $17.1 million for the year ended December 31, 2006. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve profitability, and we may never do so.
     As of December 31, 2008, we had cash, cash equivalents and marketable securities of approximately $5.8 million. We currently estimate that our existing capital resources will not be sufficient to fund our current operations significantly beyond the end of May 2009, by which time our pending merger with a subsidiary of Clinical Data is expected to close. If our proposed merger does not close soon after the end of May 2009, we would need to raise additional funds to continue operations and to repay our secured loan from Clinical Data. See “— Pending Acquisition by Clinical Data” below. In light of the proposed merger, we do not expect to seek to raise additional capital. Should the merger not close or if the closing is delayed beyond May 2009, there is no assurance that we would be able to raise capital sufficient to enable us to continue our operations significantly beyond the end of May 2009. In the event we are unable to successfully raise additional capital in such circumstances, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects and the purchase of scientific equipment and supplies until we were able to obtain sufficient financing.
     On August 13, 2008, we restructured our operations to focus on the pre-clinical and clinical development of our beta-catenin inhibitor program and on our existing collaborations, such as with Merck. We curtailed our other development programs and are evaluating the clinical data from our AVN944 development program to assess strategies for further development of AVN944. In connection with the restructuring of our operations, we reduced our workforce by approximately one third, or 19 employees. We recorded restructuring charges related to these actions of $928,000 in the third quarter of 2008.
Pending Acquisition by Clinical Data
     On October 27, 2008, we entered into a merger agreement with Clinical Data and API, an indirect wholly-owned subsidiary of Clinical Data. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, API will be merged with and into Avalon, with Avalon continuing as the surviving corporation and a subsidiary of Clinical Data. In connection with entering into the merger agreement with Clinical Data, we borrowed $3 million from Clinical Data under a secured loan maturing on April 30, 2009 to fund our short-term on-going operations, entered into a license agreement with Clinical Data under which Clinical Data received an exclusive license (subject to certain exceptions) to AvalonRx® in exchange for a one time license fee of $1 million, and engaged in a private placement with Clinical Data of Avalon common stock and warrants for a cash payment of $237,338 from Clinical Data. As a result of entering into the merger agreement and receiving the $3 million secured loan from Clinical Data, we were notified by Manufacturers and Traders Trust Company (M&T Bank) on October 29, 2008, that we were in default under the terms of our letter of credit with M&T Bank to the Maryland Industrial Development Financing Authority (MIDFA). On October 30, 2008, we paid off all amounts due M&T Bank under the letter of credit and as a result, we have no further obligations under the letter of credit or the financing arrangement with MIDFA. See also Item 1 of this Annual Report on Form 10-K under the heading “Business — Pending Acquisition by Clinical Data”.
Pending Nasdaq Delisting
     We are currently subject to delisting from the Nasdaq Global Market because we are not in compliance with the minimum stockholders’ equity requirement of $10 million for continued listing on the Nasdaq Global Market as set forth in Nasdaq Marketplace Rule 4450(a)(3). See Item 1 of this Annual Report on Form 10-K under the heading “Business—Pending Nasdaq Delisting” for a description of this matter.
Recent Developments
     On March 30, 2009, in order to fund our continuing operations through the closing of the merger, we borrowed an additional $1 million from Clinical Data under the terms of our note purchase agreement with Clinical Data. In addition, on March 30, 2009, Clinical Data extended the maturity of its prior $3 million secured loan to us from April 30, 2009 to May 31, 2009.
     As with our original $3 million loan from Clinical Data, the additional $1 million loan from Clinical Data is evidenced by a term note that bears interest at a fixed rate of seven percent per annum and matures on May 31, 2009, unless accelerated pursuant to its terms. We have the right to prepay the term note, together with any accrued interest, at any time without penalty. The maturity of the term note accelerates if there is a default under the terms of the note purchase agreement or related documents, including any default, breach or termination of our license agreement with Clinical Data or of the merger agreement (other than a termination of the merger agreement as a result of a failure to obtain the approval by our stockholders of the merger). The additional $1 million loan is secured by collateral consisting of certain of our intellectual property rights.
Financial Operations Overview
Revenue
     We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.

     Collaboration Revenue. Since inception, we have generated revenue solely in connection with our collaboration and pilot study agreements. Our collaborations with Merck, AstraZeneca and Novartis include upfront payments, research funding, and/or payments for the achievement of certain discovery and development related milestones. During 2008, we recognized revenue from work performed and expenses incurred on our collaboration agreement with Novartis and recognized no revenue from our other collaboration agreements.
Research and Development Expense
     Research and development expense consists of expenses incurred in connection with developing and advancing our drug discovery technology and identifying and developing our drug candidates and supporting our collaborative relationships. These expenses consist primarily of salaries and related expenses, the purchase of laboratory supplies, access to data sources, facility costs, costs for preclinical development and expenses related to our in-license and clinical trials of AVN944. Other than payments made in advance for goods or services received for use in future research and development activities, we charge all research and development expenses to operations as incurred.
     Our total research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $15.5 million, $15.3 million, and $13.3 million, respectively. During the year ended December 31, 2008, we incurred expenses of approximately $4.6 million related to the development of AVN944. Other than for our clinical candidate AVN944, we do not currently track our internal research and development costs or our personnel and related costs on an individual drug candidate basis. We use our research and development resources, including employees and our drug discovery technology, across multiple drug development programs. As a result, we cannot state precisely the costs incurred for each of our research and development programs or our clinical and preclinical drug candidates. During 2008, we estimate that 20% and 10% of research and development expenses were attributable to research related to our beta-catenin and Aurora/Centrosome pathway programs, respectively. We estimate that 22% of research and development expenses were attributable to collaborations with AstraZeneca, Merck, ChemDiv, Medarex and Novartis. The remaining expenses included all personnel and related expenses and other research and development expenses not attributable to any specified discovery and development program. We begin to track development costs for a program after an individual molecule has been selected for formal pre-clinical development. Research and development expenses as a percentage of total operating expenses for the years ended December 31, 2008, 2007 and 2006 were 69%, 65% and 63%, respectively.
     We expect our research and development costs to be substantial as we advance our drug candidates into preclinical testing and clinical trials. Based on the results of our preclinical studies, we expect to selectively advance some drug candidates into clinical trials. We anticipate that we will select drug candidates and research projects for further development on an on-going basis in response to their preclinical and clinical success and commercial potential. We are currently conducting Phase I clinical trials for AVN944 in patients with hematological cancer and Phase IIa clinical trials for patients with pancreatic cancer. In August 2008, we announced that we had reached a likely maximum tolerated dose of AVN944 in both the on-going Phase I clinical trial and in the Phase IIa trial. We are currently assessing various alternatives regarding the internal or external development of AVN944.
General and Administrative
     Our general and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, business development and human resource functions. Other general and administrative costs include legal costs of pursuing patent protection of our intellectual property and other fees for legal services.
Quarterly Results May Fluctuate
     We anticipate that our quarterly results of operations will fluctuate for several reasons, including:
•	the timing and extent of our development activities and clinical trials for AVN944 and any other biopharmaceutical drug candidates that we may develop in the future;

•	the timing and outcome of our applications for regulatory approval for our drug candidates;

•	the timing and extent of our adding new employees and infrastructure; and

•	the timing of any milestone payments, license fees, or royalty payments that we may be required to make or that we may receive from collaborations.

Critical Accounting Policies and Significant Judgments and Estimates
     This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.
     Our significant accounting policies are more fully described in Note 5 to our audited financial statements included under Item 8 of this Annual Report on Form 10-K. We believe that the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.
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
Accrued Expenses
     As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date. Examples of expenses for which we accrue estimated liabilities include services provided by contract research organizations in connection with our preclinical testing, and legal and other professional services. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or if we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.
Stock-Based Compensation
     We account for stock-based compensation expense using the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing fair value model and recognized as compensation expense over the vesting period of the award using the accelerated attribution method.
     For the year ended December 31, 2008, we recorded $310,000 of stock-based compensation expense, of which $109,000 was included in research and development expense and $201,000 was included in general and administrative expense. Since we continue to operate in a net loss, our stock-based compensation expense had no tax-related effects or an impact on cash flow from operations and cash flow from financing activities for the year ended December 31, 2008. As of December 31, 2008, our unrecognized stock-based compensation expense of approximately $293,000 remains to be recognized over a weighted-average period of approximately 2.35 years.

     We estimate the fair value of stock options granted during the year ended December 31, 2008 using the Black-Scholes option-pricing model. The assumptions used under this model for the year ended December 31, 2008 are as follows: (i) expected term of 6.9 years based on the simplified method for estimating the expected term of stock options; (ii) expected volatility of 66.46% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 3.48% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent.
     The fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Prior to 2008, we calculated a 4.20% annual forfeiture rate. The estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the same period estimates are revised. In 2008, we adjusted our forfeiture rate to 9.0% to reflect actual cumulative forfeitures to date. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.
Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Revenue. Total revenues for the twelve months ended December 31, 2008 were $0.3 million, a decrease of $0.5 million from the prior year. All revenue in 2008 and 2007 was attributable to our collaboration agreement with Novartis and no revenue was recognized under our other collaboration agreements.
     Research and Development. Research and development expenses increased by $0.2 million, or 1%, to $15.5 million for the twelve months ended December 31, 2008 from $15.3 million for the same period in 2007. The increase in research and development expenses was primarily attributable to increases in clinical trial costs related to our AVN944 drug candidate and AVN316 preclinical drug candidate, somewhat offset by decreases in salaries and benefits as a result of the August 2008 reduction in force and a decrease in stock compensation costs.
     Research and development expenses consist of direct costs which include salaries and related costs of research and development personnel, and the costs of consultants, materials and supplies associated with research and development projects. Indirect research and development costs include facilities, depreciation, patents and other indirect overhead costs.
     General and Administrative. General and administrative expenses decreased by $2.9 million, or 36%, to $5.3 million for the twelve months ended December 31, 2008 from $8.2 million for the same period in 2007. This decrease is primarily attributable to a decrease in salaries and benefits as a result of the August 2008 reduction-in-force and a decrease in stock compensation costs.
     Restructuring and merger-related costs. Restructuring and merger-related costs were $1.6 million in 2008 and represented severance and related costs associated with our August 2008 reduction-in-force as well as legal and other professional fees incurred in connection with our proposed merger with Clinical Data.
     Interest Income. Interest income decreased by $1.0 million, or 64%, to $0.6 million for the twelve months ended December 31, 2008, compared to $1.6 million for the same period in 2007. The decrease in interest income is a result of interest earned on lower average cash balances at lower average interest rates.
     Interest Expense. Interest expense decreased by $65,000, or 10%, to $568,000 for the twelve months ended December 31, 2008, compared to $633,000 for the same period in 2007. The decrease in interest expense was primarily related to lower interest rates and lower average debt balances. Interest expense in 2008 included $174,000 of deferred financing costs charged to interest expense upon the early retirement of our letter of credit with M&T Bank and our financing arrangement with MIDFA.

     Other Income. Other income increased by $37,000, or 34%, to $147,000 for the twelve months ended December 31, 2008, compared to $110,000 for the same period in 2007. The increase in other income was primarily related to the income from subletting part of our facility and the provision of shared services to subtenants.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Revenue. Total revenues for the twelve months ended December 31, 2007 were $0.8 million, a decrease of $1.9 million from the prior year. All 2007 revenue was attributable to our collaboration agreement with Novartis and no revenue was recognized under our other collaboration agreements. During 2006, we recognized revenue from our collaboration agreements with AstraZeneca, Novartis and the University of Louisville.
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
     In evaluating alternative sources of financing, we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.
     As of December 31, 2008, we had cash, cash equivalents and marketable securities of approximately $5.8 million, which is a decrease of $22.7 million from December 31, 2007. Our funds were invested in investment grade and United States government securities. In connection with entering into the merger agreement with Clinical Data, on October 27, 2008, we borrowed $3 million from Clinical Data under a secured loan to fund our short-term on-going operations, entered into a license agreement with Clinical Data under which Clinical Data received an exclusive license (subject to certain exceptions) to AvalonRx® in exchange for a one time license fee of $1 million, and engaged in a private placement with Clinical Data of common stock and warrants for a cash payment of $237,338 from Clinical Data. As a result of entering into the merger agreement and receiving the $3 million secured loan from Clinical Data, we were required under the terms of our letter of credit with M&T Bank to MIDFA to pay off all amounts due under the letter of credit. On October 30, 2008, we paid off all amounts due M&T Bank under the letter of credit and as a result, we have no further obligations under the letter of credit or our financing arrangement with MIDFA.
Sources and Uses of Cash
     Operating Activities. Net cash used in operating activities was $18.4 million, $18.9 million and $11.9 million in 2008, 2007 and 2006, respectively. In 2008, our net loss of $21.8 million was reduced by non-cash charges of $2.2 million, primarily for depreciation and amortization and stock compensation. In addition, changes in net operating assets and liabilities in 2008 provided $1.2 million in cash from operating activities.
     Investing Activities. Net cash provided by investing activities was $21.2 million in 2008, net cash used in investing activities was $4.6 million in 2007, and net cash provided by investing activities was $0.4 million in 2006. Proceeds from the sale and maturity of marketable securities were the primary source of cash from investing activities, providing $28.6 million, $39.2 million, and $20.7 million in 2008, 2007 and 2006, respectively. Cash used in investing activities principally represents the amount used to purchase property and equipment and marketable securities, net of proceeds from the sale and maturity of marketable securities.
     Financing Activities. Net cash used in financing activities was $4.1 million in 2008, while net cash provided by financing activities was $26.7 million and $4.9 million in 2007 and 2006, respectively. In 2008, net cash used in financing activities included $7.2 million of principal payments on our bond payable to MIDFA, including $6.0 million to retire this debt when we entered into the merger agreement with Clinical Data in October 2008. When we entered into the merger agreement with Clinical Data, we borrowed $3 million from them under a short-term note.
Credit Arrangements
     In April 2003, we entered into a series of agreements with MIDFA and M&T Bank in order to finance improvements to our corporate office and research facility located in Germantown, Maryland. MIDFA sold development bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse us for the costs incurred for improvements to our facility. We were required to repay the trust $1.2 million annually, on the first day of April, for these borrowings. The borrowing bore interest at a variable rate. The weighted-average interest rate during 2008, 2007 and 2006 was 2.32%, 5.32% and 5.18%, respectively.
     In connection with the development bond financing, we entered into an agreement with M&T Bank to issue the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changed annually, as principal payments were made. As of December 31, 2007, the letter of credit amount was $7.3 million (consisting of $7.2 million of principal and $118,000 in interest). The letter of credit was scheduled to expire the earlier of April 8, 2013, or the date the bonds were paid in full. In consideration of the letter of credit, we granted M&T Bank a security interest in certain facility improvements, equipment and cash collateral held as restricted cash.
     On October 30, 2008, we paid off all amounts due M&T Bank under the letter of credit and as a result, we have no further obligations under the letter of credit or our financing arrangement with MIDFA. See “Pending Acquisition by Clinical Data” above.
     In June 2002, we entered into an equipment line of credit with General Electric Capital Corporation (“GE Capital”) that provided for borrowings of up to $5.0 million. In 2003, the line of credit was increased to allow for an additional $2.0 million in borrowings. During 2002 and 2003 a total of $5.6 million was borrowed by us under the equipment line of credit. No draws have been made since 2003 and the availability of the line of credit has lapsed. Each draw has been treated as a separate promissory note bearing interest between 7.09% and 8.68% over 36- to 48-month terms. The line of credit was secured by the applicable equipment, fixtures, and personal property financed by the line of credit. In connection with draws under the line of credit, the lender received warrants to purchase a total of 39,306 shares of our Series B preferred stock at an exercise price of $3.53, which subsequently automatically converted into warrants to purchase 8,666 shares of common stock at an exercise price of $28.24 per share in connection with the closing of our initial public offering. At December 31, 2008, no borrowings remained outstanding under this line of credit and there are no remaining security interests.
Recent Accounting Pronouncements
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5), which supersedes EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’”. SFAS No. 133 specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying SFAS No. 133EITF 07-5 provides guidance for applying the requirements of SFAS No. 133, requiring that both an instrument’s contingent exercise provisions and its settlement provisions be evaluated to determine whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. The EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption and application of this standard is not expected to have a material impact on our results of operations, cash flows or financial positions.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Not applicable pursuant to the rules of the Securities and Exchange Commission relating to the disclosure requirements for a “smaller reporting company”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Avalon Pharmaceuticals, Inc.
     We have audited the accompanying balance sheets of Avalon Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avalon Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming that Avalon Pharmaceuticals, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
McLean, Virginia
February 13, 2009, except for Note
16, as to which the date is March 30, 2009

Avalon Pharmaceuticals, Inc.
Balance Sheets

	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$4,890	$6,276
Short-term marketable securities	900	15,558
Accounts receivable	13	200
Interest receivable	11	190
Prepaid expenses	358	743
Deposits & Other Current Assets	22	102

Total current assets	6,194	23,069

Restricted cash and marketable securities	—	5,275
Property and equipment, net	5,950	7,325
Long-term marketable securities	—	1,416
Deferred financing costs	—	220

Total assets	$12,144	$37,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term note payable	$3,000	$—
Accounts payable	1,627	1,063
Accrued expenses and other current liabilities	385	1,207
Deferred revenue and customer advances	1,884	1,204
Current portion of long-term debt	—	1,211

Total current liabilities	6,896	4,685

Deferred rent	404	446
Long-term debt, net of current portion	—	6,000

Total liabilities	7,300	11,131

Stockholders’ equity:
Series C Junior Participating Preferred stock, $0.01 par value; 300,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,428,475 and 17,026,462 shares issued and outstanding at December 31, 2008 and 2007, respectively	204	170
Additional paid-in capital	150,844	150,331
Other comprehensive income	—	50
Accumulated deficit	(146,204)	(124,377)

Total stockholders’ equity	4,844	26,174

Total liabilities and stockholders’ equity	$12,144	$37,305

The accompanying Notes to Financial Statements are an integral part of these statements.

Avalon Pharmaceuticals, Inc.
Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues	$311	$809	$2,724
Costs and expenses:
Research and development	15,465	15,322	13,269
General and administrative	5,266	8,240	7,661
Restructuring and merger-related costs	1,570	—	—

Total costs and expenses	22,301	23,562	20,930

Loss from operations	(21,990)	(22,753)	(18,206)
Other income (expense):
Interest income	584	1,603	1,288
Interest expense	(568)	(633)	(808)
Other	147	110	624

Total other income	163	1,080	1,104

Net loss	$(21,827)	$(21,673)	$(17,102)

Net loss per common share — basic and diluted	$(1.24)	$(1.42)	$(1.74)

Weighted average number of common shares — basic and diluted	17,628	15,299	9,841
The accompanying Notes to Financial Statements are an integral part of these statements.

Avalon Pharmaceuticals, Inc.
Statements of Stockholders’ Equity

			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

	(In thousands, except share data)

Balance at December 31, 2005	8,407,376	$84	$111,677	$(250)	$(26)	$(85,602)	$25,883
Issuance of common stock to employees upon exercise of stock options	35,152	—	93	—	—	—	93
Issuance of common stock to board of directors as compensation	28,146	—	103	—	—	—	104
Issuance of common stock, net of offering costs	1,666,666	17	7,180	—	—	—	7,197
Expense fair value of options per FAS123R	—	—	1,674	—	—	—	1,674
Deferred stock compensation	—	—	(250)	250	—	—	—
Net loss	—	—	—	—	—	(17,102)	(17,102)
Net unrealized gain on available for sale securities	—	—	—	—	26	—	26
Net comprehensive loss	—	—	—	—	—	—	(17,076)

Balance at December 31, 2006	10,137,340	$101	$120,477	$—	$—	$(102,704)	$17,874
Issuance of common stock to employees upon exercise of stock options	27,140	—	80	—	—	—	80
Issuance of common stock to board of directors as compensation	23,210	—	103	—	—	—	103
Issuance of common stock and warrants, net of offering costs	6,838,772	69	28,178	—	—	—	28,247
Expense fair value of options per FAS123R	—	—	1,493	—	—	—	1,493
Net loss	—	—	—	—	—	(21,673)	(21,673)
Net unrealized gain on available for sale securities	—	—	—	—	50	—	50
Net comprehensive loss	—	—	—	—	—	—	(21,623)

Balance at December 31, 2007	17,026,462	$170	$150,331	$—	$50	$(124,377)	$26,174
Issuance of common stock to board of directors as compensation	11,466	—	27	—	—	—	27
Issuance of common stock and warrants	3,390,547	34	203	—	—	—	237
Expense fair value of options per FAS123R	—	—	283	—	—	—	283
Net loss	—	—	—	—	—	(21,827)	(21,827)
Net realized loss on available for sale securities	—	—	—	—	(50)	—	(50)
Net comprehensive loss	—	—	—	—	—	—	(21,877)

Balance at December 31, 2008	20,428,475	$204	$150,844	$—	$—	$(146,204)	$4,844

The accompanying Notes to Financial Statements are an integral part of these statements.

Avalon Pharmaceuticals, Inc.
Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities
Net loss	$(21,827)	$(21,673)	$(17,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,645	2,025	2,425
Non cash interest expense	371	217	282
Compensation expense related to stock and stock options	310	1,596	1,778
Amortization of premium on investments	(146)	(709)	(37)
Changes in operating assets and liabilities:
Accounts and interest receivable	366	509	196
Prepaid expenses and other assets	465	4	190
Accounts payable	564	(794)	758
Accrued liabilities	(822)	(25)	266
Deferred revenue	680	(30)	(689)
Deferred rent	(42)	(23)	1

Net cash used in operating activities	(18,436)	(18,903)	(11,932)

Investing activities
Purchases of marketable securities	(7,106)	(43,406)	(19,974)
Proceeds from sale of marketable securities	28,551	39,247	20,723
Purchases of property and equipment	(270)	(427)	(351)

Net cash provided by (used in) investing activities	21,175	(4,586)	398

Financing activities
Proceeds from note payable	3,000	—	—
Principal payments on debt, line of credit	(11)	(314)	(1,018)
Proceeds from issuance of common stock and warrants, net	237	28,327	7,290
Principal payments on bond payable	(7,200)	(1,200)	(1,200)
Deferred financing costs	(151)	(148)	(171)

Net cash provided by (used in) financing activities	(4,125)	26,665	4,901

Net increase (decrease) in cash and cash equivalents	(1,386)	3,176	(6,633)
Cash and cash equivalents at beginning of year	6,276	3,099	9,732

Cash and cash equivalents at end of year	$4,890	$6,276	$3,099

Supplemental information
Cash paid for interest	$181	$415	$515

The accompanying Notes to Financial Statements are an integral part of these statements.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization
     Avalon Pharmaceuticals, Inc. (the Company or Avalon), was incorporated on November 10, 1999, under the laws of the state of Delaware. Avalon Pharmaceuticals, Inc. is a biopharmaceutical company using proprietary technology, AvalonRx ® to discover and develop novel therapeutics.
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
2. Liquidity Risks and Management’s Plans
     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. As described below in Note 3, the Company entered into an Agreement and Plan of Merger and Reorganization, dated October 27, 2008 (the Merger Agreement), with Clinical Data, Inc., a Delaware corporation (Clinical Data), and API Acquisition Sub II, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Clinical Data (API). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, API will be merged with and into Avalon, with Avalon continuing as the surviving corporation and a wholly-owned subsidiary of Clinical Data (the Merger). Management estimates that its existing capital resources will not be sufficient to fund the Company’s current operations significantly beyond the end of May 2009, prior to which time the Merger with Clinical Data is expected to close.
     If the Merger does not close by the end of May 2009, the Company’s ability to continue as a going concern would be dependent on management’s ability to raise additional capital sufficient to meet the Company’s obligations on a timely basis, and to ultimately attain profitability. In light of the proposed Merger, the Company’s management does not expect to seek to raise additional capital. Should the Merger not close or if the closing is delayed beyond the end of May 2009, there is no assurance that the Company would be able to raise capital sufficient to enable the Company to continue its operations significantly beyond the end of May 2009.
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
     Failure to close the Merger, a delay in the expected timing of the closing of the Merger, or failure to raise additional capital would significantly limit the Company’s ability to continue as a going concern. The balance sheets do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
3. Clinical Data Merger
     On October 27, 2008, the Company entered into the Merger Agreement with Clinical Data and API. The Merger Agreement provides that API will be merged with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Clinical Data. As a condition to Clinical Data and Avalon entering into the Merger Agreement and as part of the proposed Merger, on October 27, 2008, the parties

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
entered into a number of other arrangements including a private placement of securities, a license agreement and a secured loan arrangement.
Merger Agreement
     Pursuant to the terms of the Merger Agreement, Clinical Data will acquire all of the outstanding shares of Avalon’s common stock for consideration consisting of Clinical Data common stock and certain contingent rights to acquire additional shares of Clinical Data common stock. Shares of Avalon common stock held by Clinical Data and its subsidiaries, will be cancelled without consideration at the closing (the Closing). Upon the closing of the Merger, each outstanding share of Avalon common stock shall be converted into a right to receive 0.0470 shares of Clinical Data common stock and a contingent value right (a CVR) to receive an additional fraction of a share of Clinical Data common stock upon the achievement of certain milestone payments in accordance with the terms of a Contingent Value Rights Agreement (the CVR Agreement) between Clinical Data and American Stock Transfer and Trust Co., as Rights Agent, to be entered into as of the Closing.
     Under the CVR Agreement, the fraction of a share of Clinical Data common stock represented by each CVR is calculated by taking 1/2 of the aggregate “milestone payments” received by the Company or its affiliates (including Clinical Data following the Closing) from October 27, 2008 through and including June 30, 2010, dividing that amount by $12.49 (which represents the volume weighted average trading price of the Clinical Data common stock for the 15 prior trading days ended October 27, 2008) and then dividing the result by 17,037,928 (which represents the number of outstanding shares of Avalon common stock as of the date of signing of the Merger Agreement). “Milestone payments” means the receipt by the Company or its affiliates (including Clinical Data following the Closing) during the period commencing on October 27, 2008 through and including June 30, 2010 of a payment under either the Company’s License and Research Collaboration Agreement with Merck & Co., Inc. or the Company’s Amended Pilot Study Agreement with Novartis Institute for Biomedical Research, Inc., up to a maximum aggregate amount of $5,000,000.
     If the Merger Agreement is terminated under specified circumstances, Avalon may be required to pay Clinical Data a termination fee of $300,000 and reimburse Clinical Data up to $100,000 for its expenses associated with the Merger Agreement.
Rights Plan Amendment
     On October 27, 2008, the Company amended its Rights Agreement dated April 26, 2007 (see Note 8) to render it inapplicable to the Merger, the transactions contemplated by the Merger Agreement, and the private placement described below.
Private Placement
     In connection with the execution of the Merger Agreement and as part of the proposed Merger, Avalon entered into a Securities Purchase Agreement with Clinical Data for the sale of Company common stock and common stock purchase warrants in a private placement for a total purchase price of $237,338 (the Clinical Data Private Placement). Pursuant to the Securities Purchase Agreement, Clinical Data purchased a total of 3,390,547 shares of the Company’s common stock at a purchase price of $0.07 per share. In addition, the Company issued a common stock purchase warrant exercisable into 1,695,273 shares of common stock. The exercise price of the warrant is $0.86 per share, subject to adjustment for dilutive events. The warrant is not exercisable for six months after issuance and may not be exercised to the extent that the aggregate number of shares of Avalon’s common stock held by Clinical Data following exercise of the warrant (including shares of Avalon common stock otherwise held by Clinical Data) would exceed 19.9% of the outstanding stock of the Company unless the issuance of any additional shares is first approved by a vote of Avalon’s stockholders in accordance with the rules of the NASDAQ Stock Market.
     Avalon also entered into a Registration Rights Agreement with Clinical Data contemporaneously with entering into the Securities Purchase Agreement. Pursuant to the Registration Rights Agreement, Avalon has agreed to register for resale on a registration statement under the Securities Act of 1933 (the Securities Act) the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrant. The Registration

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Rights Agreement also provides indemnification and contribution remedies to Clinical Data in connection with the resale of the shares pursuant to such registration statement. In addition, the Registration Rights Agreement provides that in the event Avalon has not filed with the Securities and Exchange Commission (the SEC) the registration statement on or prior to 30 days after the written request of Clinical Data to file the registration statement, such date known as the filing deadline, Clinical Data shall be entitled to a liquidated damages payment in the amount of 1.5% of the total purchase price for the shares issued in the private placement, but excluding any shares issuable upon exercise of the warrant, for each month after the filing deadline during which such registration statement remains un-filed with the SEC. Further, the Registration Rights Agreement provides that in the event such registration statement is not declared effective by the SEC by the earlier of (i) 90 days after filing date (or 120 days after the filing date in the event the registration statement is subject to review by the SEC) or (ii) within 5 days following notice from the SEC that the registration statement is no longer subject to review (such date known as the effectiveness deadline), Clinical Data shall be entitled to a liquidated damages payment in the amount of 1.5% of the total purchase price for each month (pro rated for any lesser period) after the effectiveness deadline during which such registration statement has not been declared effective by the SEC.
License Agreement
     In connection with the execution of the Merger Agreement and as part of the proposed Merger, the Company entered into a license agreement with Clinical Data pursuant to which Avalon granted Clinical Data a royalty-free, fully-paid, worldwide, perpetual, irrevocable, sublicensable and exclusive license to AvalonRx®, Avalon’s proprietary drug-development platform, in exchange for a one time payment of $1,000,000. The license is subject to certain exceptions pursuant to which Avalon retained the right to utilize AvalonRx® to fulfill its obligations under its existing collaboration agreements and to continue development of AVN944 and certain of its existing development programs. At December 31, 2008, the payment was considered deferred revenue and was included in current liabilities.
Secured Loan
     In connection with the execution of the Merger Agreement and as part of the proposed Merger, Avalon entered into a Note Purchase Agreement (the Note Purchase Agreement) with Clinical Data pursuant to which Clinical Data made a loan to Avalon evidenced by a term note (the Term Note) in the principal amount of $3,000,000 (the Secured Loan). The Term Note bears interest at a fixed rate of seven percent per annum and matures on April 30, 2009 unless accelerated pursuant to its terms. The Company has the right to prepay the Term Note, together with any accrued interest, at any time without penalty. The maturity of the Term Note accelerates if there is a default under the terms of the Note Purchase Agreement or related documents, including any default, breach or termination of the license agreement or of the Merger Agreement (other than a termination of the Merger Agreement as a result of a failure to obtain the approval by Avalon’s stockholders of the Merger). The Term Note is secured by collateral consisting of certain intellectual property rights of Avalon.
Loan Default
     On October 29, 2008, Avalon received notice from Manufacturers and Traders Trust Company (M&T Bank) regarding the occurrence of an event of default related to its letter of credit with M&T Bank upon the Company’s entry into the Merger Agreement and the Secured Loan. As a result of the default, M&T Bank declared all outstanding amounts under the letter of credit to be immediately due and payable. The Company made payments of $6,054,989 to M&T Bank, which constituted all amounts due under the letter of credit. These payments were inclusive of $6,000,000 in principal, $34,508 of accrued interest, and $20,481 for related fees and expenses. As a result of these payments, Avalon has no continuing obligations under the letter of credit or its financing arrangement with the Maryland Industrial Development Financing Authority (MIDFA).
4. Restructuring and Merger-Related Costs
     On August 13, 2008 the Company restructured its operations to focus on the pre-clinical and clinical development of its Beta-catenin inhibitor program and on its existing collaborations, such as with Merck & Co., Inc.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
The Company curtailed its other development programs and is evaluating the clinical data from its AVN944 development program to assess strategies for further development of AVN944. In connection with the restructuring of its operations, the Company reduced its workforce by approximately one-third, or 19 employees. The Company recorded restructuring charges related to these actions of $928,000 in the third quarter of 2008. Details of the restructuring charge and amounts paid and accrued are set forth in the table below.

	Year Ended 12/31/08		As of 12/31/08
	Restructuring		Restructuring
	Charges	Amount Paid	Accrual
	(Amounts in thousands)
Severance	$830	($784)	$46
Benefits	55	(30)	25
Taxes & Other	43	(26)	17

	$928	($840)	$88

     On October 27, 2008, the Company entered into a Merger Agreement as more fully described in Note 3. In the fourth quarter of 2008, the Company recorded $642,000 of costs related to the proposed Merger with Clinical Data which included legal fees, advisory services and other related costs. Details of the Merger-related costs and amounts paid and accrued are set forth in the table below.

	Year Ended 12/31/08		As of 12/31/08
	Merger Charges	Amount Paid	Merger Accrual
	(Amounts in thousands)
Legal Fees	$347	($296)	$51
Fairness Opinion	250	(250)	0
All Other	45	(11)	34

	$642	($557)	$85

     The aggregate Merger and restructuring charges are included in the loss from operations for the year ended December 31, 2008 in the “Restructuring and merger-related costs” line item.
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

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Marketable Securities
     Marketable securities consist primarily of U.S. Treasury and agency and corporate debt securities with various maturities. Management classifies the Company’s marketable securities as available-for-sale. Such securities are stated at market value, with the unrealized gains and losses included as accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a charge to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.
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
     Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007

Scientific equipment	$7,258	$7,115
Computer equipment	1,372	1,379
Leasehold improvements	12,100	12,093
Furniture and fixtures	467	463

	21,197	21,050
Less accumulated depreciation	15,247	13,725

Property and equipment, net	$5,950	$7,325

     Depreciation expense related to property and equipment was $1.6 million, $2.0 million and $2.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.
Deferred Financing Costs
     Deferred financing costs consist primarily of costs incurred related to the procurement of funding to finance leasehold improvements and equipment. These costs are deferred and amortized over the term of the related financing agreement using the effective interest method. In the fourth quarter of 2008, the Company defaulted on its loan from MIDFA and the related letter of credit from M&T Bank when it entered into the Merger Agreement with Clinical Data. Upon notice of default, the Company repaid the loan and satisfied all obligations under the loan and letter of credit arrangements. The Company charged $174,234 of deferred financing costs to interest expense upon repaying the loan.
Revenue Recognition
     During 2008, 2007 and 2006, the Company recognized revenue from its collaboration partners for work performed and milestones achieved. Revenues include non-refundable license fees, milestone payments and research & development payments. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Payments

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
received in advance of work performed are recorded as deferred revenue and recognized ratably over the performance period. Milestone payments are recognized as revenue in an amount commensurate with the level of effort expended when the milestones are achieved, contract partner acknowledges completion of the milestone, no further performance obligations exist as defined in the agreements, collection is reasonably assured and substantive effort was necessary to achieve the milestone.
Research and Development Costs
     Expenditures, other than advance payments for research and development, subject to the provisions of EITF 07-03, are expensed as incurred.
Income Taxes
     Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.
Restricted Cash and Investments
     In accordance with the terms of a financing arrangement with MIDFA and M&T Bank, in order to finance the build out of the Company’s corporate headquarters and research facility located in Germantown, Maryland, the Company established an investment account which was pledged as collateral for a letter of credit. The issuer of the letter of credit, M&T Bank, maintained the investment account. M&T Bank’s security interest in the account did not exceed the minimum required cash collateral amount, which as of December 31, 2007 was defined as an adjusted market value of $5.3 million. This collateral agreement defines adjusted market value as the product of the fair market value of each permitted investment by a defined percentage ranging from 60% to 100%, depending on the nature of the permitted investment. The minimum cash collateral amount automatically decreased each April 1, as specified in the collateral agreement. On October 30, 2008 the Company paid off the related debt and the restrictions on this collateral were removed. See Note 3 above.
Stock-Based Compensation
     The Company accounts for stock-based compensation expense using the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing fair value model and recognized as compensation expense over the vesting period of the award using the accelerated attribution method.
Basic and Diluted Net Loss Per Common Share
     Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and warrants were not considered in the computation of diluted net loss per common share for the periods presented, as their effect is antidilutive.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the years ended December 31, 2008, 2007, and 2006, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive loss.
Fair Value of Financial Instruments and Concentration of Credit Risk
     The fair value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued liabilities have approximated their carrying amounts due to the relatively short maturity of these items. The fair value of debt approximated its carrying amount as of December 31, 2008 and 2007, based on rates currently available to the Company for debt with similar terms and remaining maturities. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and marketable securities. Management believes the risks associated with its financial instruments are minimal, due to its policy of investing in highly rated securities.
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

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     The Company’s cash equivalents, short-term, long-term and restricted marketable securities are subject to fair value measurements. The inputs used in measuring the fair value of these instruments are considered to be level 2 in accordance with the SFAS 157 hierarchy.
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5), which supersedes EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’”. SFAS No. 133 specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying SFAS No. 133. EITF 07-5 provides guidance for applying the requirements of SFAS No. 133, requiring that both an instrument’s contingent exercise provisions and its settlement provisions be evaluated to determine whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. The EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption and application of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions.
6. Marketable Investments
     Marketable investments held by the Company were as follows as of December 31 (in thousands):

	2008			2007
	Amortized	Gains		Amortized	Gains
Available for Sale	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value
Investments
U.S. Treasury and agencies	$—	$—	$—	$202	$5	$207
Corporate debt securities	900	—	900	16,722	45	16,767

	900	—	900	16,924	50	16,974

Restricted investments
Cash and cash equivalents	—	—	—	1,506	—	1,506
U.S. Treasury and agencies	—	—	—	3,769	—	3,769
Corporate debt securities	—	—	—	—	—	—

	—	—	—	5,275	—	5,275

	$900	$—	$900	$22,199	$50	$22,249

     The following table summarizes maturities of the Company’s investments at December 31 (in thousands):

	2008		2007
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Less than one year	$900	$900	$20,790	$20,833
Due in one to two years	—	—	1,409	1,416

Total	$900	$900	$22,199	$22,249

7. Debt
     Short term note payable represents the Term Note issued to Clinical Data when the Company entered into the Merger Agreement with Clinical Data on October 27, 2008. The Term Note is in the principal amount of $3,000,000, bears interest at a fixed rate of seven percent per annum, and matures on April 30, 2009 unless accelerated pursuant to

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
its terms. The Company has the right to prepay the term note, together with any accrued interest, at any time without penalty. The maturity of the Term Note accelerates if there is a default under the terms of the Note Purchase Agreement or related documents, including any default, breach or termination of the license agreement or of the Merger Agreement (other than a termination of the Merger Agreement as a result of a failure to obtain the approval by Avalon’s stockholders of the Merger). The Term Note is secured by collateral consisting of certain intellectual property rights of Avalon.
     Notes and bond payable consisted of the following (in thousands):

	December 31,
	2008	2007
Clinical Data Term Note	$3,000	$—
MIDFA Taxable Variable Rate Demand Revenue Bond	—	7,200
Equipment financing	—	11

	3,000	7,211
Less current portion	(3,000)	(1,211)

Long-term debt	$—	$6,000

Maryland Industrial Development Financing Authority (MIDFA) Taxable Variable Rate Demand Revenue Bond
     In April 2003, the Company entered into a series of agreements with MIDFA and M&T Bank in order to finance the build out of its corporate headquarters and research facility located in Germantown, Maryland. The Company entered into a loan agreement with MIDFA and a letter of credit with M&T Bank that contained among other terms, extensive restrictions on operations and requirements that the Company comply with certain affirmative covenants and maintain or satisfy specified financial ratios and tests. Any breach or failure to comply with these restrictions, covenants, financial tests or financial ratios could result in an event of default under these agreements. As discussed in Note 3, entering into the Merger Agreement with Clinical Data on October 27, 2008 resulted in an event of default under these agreements. Upon receipt of a notice of default, the Company paid all amounts outstanding and due on the bonds and related letter of credit and has no further obligation under these financing arrangements.
     In accordance with the terms of the loan agreement, MIDFA sold bonds in the amount of $12.0 million. The proceeds of the bond sale were put in trust to reimburse the Company for the costs it incurred for the build out of the facility. The Company was required to repay the trust $1.2 million annually for these borrowings. The borrowing bore interest at a variable rate and was scheduled to mature on April 8, 2013. The weighted-average interest rate during 2008 and 2007 was 2.32% and 5.32%, respectively.
     M&T Bank issued the trustee an irrevocable letter of credit to provide payment of the principal and interest of the bonds. The amount of the letter of credit changed annually, as principal payments were made. At December 31, 2007, the letter of credit amount was $7,318,356 (consisting of $7.2 million of principal and $118,356 in interest). For purposes of the letter of credit, interest was computed at 50 days at an assumed maximum rate of interest of 12% per annum. The Company granted the bank a security interest in certain facility improvements, the equipment financed, and the collateral described in Note 5. The Company paid the bank an annual fee of 1.50% of the outstanding stated amount of the letter of credit plus other incidental fees.
8. Rights Plan
     In April 2007, the Company entered into a Rights Agreement (the Rights Agreement) between the Company and American Stock Transfer & Trust Company, as Rights Agent. In connection with the adoption of the Rights Agreement, the Board of Directors of the Company declared a dividend distribution of one right (Right) for each outstanding share of common stock, par value $0.01 per share of the Company, payable to stockholders of record on May 10, 2007. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of one share of Series C Junior Participating Preferred Stock at a price of $60.00 per one one-

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
thousandth share, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
     Initially, the Rights will be attached to all certificates representing shares of common stock then outstanding, and no separate certificates evidencing the Rights will be distributed. The Rights will separate from the common stock and a distribution of Rights Certificates will occur upon the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding shares of common stock or (ii) 10 business days following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person of 20% or more of the outstanding shares of common stock, (the earlier of such dates being called the Distribution Date).
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
     In the event that a person becomes the beneficial owner of 20% or more of the then outstanding shares of common stock, except pursuant to an offer for all outstanding shares of common stock which the Directors determine to be fair to and otherwise in the best interests of the Company and its stockholders, each holder of a Right will have the right to exercise the Right by purchasing, for an amount equal to the Purchase Price, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times such amount. Notwithstanding any of the foregoing, following the occurrence of the events set forth in this paragraph, all Rights that are beneficially owned by any acquiring person will be null and void. On October 27, 2008, the Company amended the Rights Agreement to render it inapplicable to the Merger with Clinical Data and related transactions (see Note 3).
9. Stockholders’ Equity
Preferred Stock
     There are 5,295,503 shares of authorized preferred stock, par value $0.01 per share, of which 300,000 shares have been designated Series C junior participating preferred stock. There are no shares of preferred stock outstanding.
Common Stock
     Holders of common stock are entitled to one vote per share in all matters voted upon by the stockholders and have no right to accumulate votes in the election of directors. Holders of common stock are entitled to receive ratably such dividends, when and if declared by the Board of Directors out of funds legally available therefore.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
     In October 2008, the Company sold 3,390,547 shares of its common stock to Clinical Data in a private placement as part of the proposed Merger between Avalon and Clinical Data (see Note 3). Clinical Data also received warrants to purchase 1,695,273 shares of common stock at an exercise price of $0.86 per share, subject to adjustment for dilutive events. Gross proceeds from this private placement were $237,338.
Stock Options
     The Company adopted the Avalon Pharmaceuticals, Inc. 1999 Stock Incentive Plan (the 1999 Plan) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors, and other individuals as determined by the Board of Directors. The Company has reserved 359,369 shares of common stock to accommodate the exercise of options granted under the 1999 Plan.
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
     For the years ended December 31, 2008 and 2007, the Company recorded stock-based compensation expense as follows:

	December 31,
	2008	2007
	(In thousands)

Research and development	$109	$245
General and administrative	201	1,351

Total stock — based compensation expense	$310	$1,596

     Additional information with respect to stock option activity is summarized as follows:

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Balance at December 31, 2007	2,082,670	$4.12
Granted	563,500	$1.21
Exercised	—	—
Cancelled or expired	(414,213)	$3.87

Balance at December 31, 2008	2,231,957	$3.44

Outstanding at December 31, 2008	2,231,957	$3.44	7.2262	$—
Vested and expected to vest at December 31, 2008	2,167,598	$4.13	6.3777	$—
Exercisable at December 31, 2008	1,516,860	$4.13	6.3777	$—
     The following disclosure provides a description of the significant assumptions used during 2008, 2007 and 2006 to estimate the fair value of the Company’s employee stock option awards. The fair value of employee stock options were estimated using the Black-Scholes option-pricing fair value model using the weighted-average assumptions shown in the table below. A discussion of the Company’s methodology for developing each of the assumptions used in the valuation model follows:

	2008	2007	2006

Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Expected stock price volatility	66.46%	69.81%	69.26%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.48%	4.95%	4.60%
Expected life of option (years)	6.9	6.0	6.0
     Expected Stock Price Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Due to the Company’s limited trading history, there had been inadequate data to calculate historical volatility of its stock. Prior to June 30, 2007, the Company used an average volatility of similar companies in the pharmaceutical industry. Beginning with the three months ended September 30, 2007, the Company uses an average of the volatility of its own stock and the average volatility of similar companies in the pharmaceutical industry.
     Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
     Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of each option grant having a term that most closely resembles the term of the option.
     Expected Life of the Option Term — This is the period of time that the options granted are expected to remain unexercised. Granted options have a maximum contractual term of ten years. The Company has adopted SAB 107’s simplified method for estimating the expected term of stock options.
     The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion,

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
the existing models may not provide a reliable single measure of the fair value of the Company’s employee stock. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, and which could materially impact the Company’s fair value determination.
     The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $0.69, $3.00, and $2.24, respectively.
     The total intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $0, $59,000, and $47,000, respectively. The total intrinsic value of options outstanding and options exercisable at December 31, 2008 was zero. The weighted average remaining contractual life of options exercisable at December 31, 2008 was 6.4 years.
     As of December 31, 2008, unamortized stock-based compensation expense of approximately $293,000 remains to be recognized over a weighted-average period of approximately 2.35 years. The Company amortizes stock-based compensation expenses on an accelerated basis over the vesting period. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $0.9 million, $1.5 million, and $1.7 million, respectively.
     Pursuant to the terms of the Merger Agreement and the 1999 Plan and 2005 Plan, all options granted under the 1999 Plan and the 2005 Plan will be cancelled effective upon the closing of the Merger, subject to option holders having the opportunity to exercise their options for a specified period of time prior to the closing of the Merger.
Stock Warrants
     In August 2000, the Company issued warrants to its landlord to purchase 1,875 shares of common stock at $16 per share. The warrants expire in August 2010. The number of shares to be issued and the exercise price of these warrants are subject to adjustment for certain dilutive events, as defined in the terms of the warrants. At December 31, 2008, due to anti-dilution adjustments, these warrants represented the right to purchase 4,007 shares of common stock at $7.48 per share.
     In 2001, the Company issued an equipment financing vendor warrants to purchase 20,000 shares of the Company’s Series B Redeemable Convertible Preferred Stock (the Series B Preferred Stock). The warrants were initially exercisable for $3.53 per share and expire on May 14, 2011. On October 4, 2005, upon the close of the Company’s initial public offering, these warrants converted into warrants to purchase 4,410 shares of the Company’s common stock for $28.24 per share.
     In 2004, the Company issued another equipment financing vendor warrant to purchase 39,306 shares of the Company’s Series B Preferred Stock with an initial per share exercise price of $3.53. On October 4, 2005, upon the close of the Company’s initial public offering of common stock, these warrants converted into warrants to purchase 8,666 shares of the Company’s common stock for $28.24 per share
     In connection with the May 2007 common stock offering discussed above, the Company issued warrants to twenty institutional investors, in conjunction with a private placement of common stock, to purchase 959,693 shares of its common stock at $6.00 per share, subject to adjustment in the event of stock splits, stock dividends, combinations, recapitalizations and similar events affecting the Company’s outstanding common stock. The exercise price of the warrants is also subject to a weighted-average anti-dilution adjustment in the event of certain dilutive stock issuances by the Company, subject to a maximum reduction of the exercise price to no less than $5.17 per share. The warrants expire on May 25, 2012 if unexercised. At December 31, 2008, due to anti-dilution adjustments, the exercise price of these warrants was $5.17.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     In connection with the October 2008 common stock offering discussed above, the Company issued to Clinical Data a common stock purchase warrant exercisable into 1,695,273 shares of common stock. The exercise price of the warrants is $0.86 per share, subject to adjustment for dilutive events. The warrants cannot be exercised before April 27, 2009 and may not be exercised to the extent that the aggregate number of shares of Avalon’s common stock held by Clinical Data would exceed 19.9% of the Company’s outstanding stock unless the issuance is first approved by Avalon’s stockholders. The warrants expire on October 26, 2013.
     Effective as of immediately prior to the effective time of the Merger, each existing warrant to acquire shares of Avalon common stock will be converted into a new warrant entitling its holder to receive, at a total price equal to that payable upon the exercise or conversion of the existing warrant, and in lieu of the shares of Avalon common stock otherwise issuable upon exercise or conversion of the existing warrant, the applicable merger consideration that would have been receivable upon the Merger by the holder of the existing warrant if the existing warrant had been exercised immediately prior to the effective time of the Merger. In addition, each holder of an existing warrant shall receive upon the timely exercise of a such warrant, a CVR for the number of shares of Clinical Data common stock that would have been receivable upon the Merger by the holder of the existing warrant if the existing warrant had been exercised immediately prior to the effective time of the Merger. Former Avalon warrant holders will not receive CVRs until they exercise their warrants to purchase shares of Clinical Data common stock. Pursuant to its terms, the CVR Agreement terminates six months following the June 30, 2010 milestone date.
10. Income Taxes
     For the years ended December 2008, 2007, and 2006, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$47,083	$36,246
Capitalized research and development expenses	5,759	7,383
Start-up costs	—	1,096
Deferred revenue	242	365
Deferred rent expense	160	177
Accrued payroll	49	101
Depreciation	1,455	1,140
R&D credit	2,891	2,382
Other	787	805
Valuation allowance	(58,426)	(49,695)

Net deferred tax assets	$—	$—

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

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance.
     The net operating loss carryforwards of approximately $119.4 million will begin to expire in various years beginning in 2020. The use of the Company’s net operating loss carryforwards may be restricted due to changes in Company ownership. Additionally, despite the net operating loss carryforwards, the Company may have a future tax liability due to an alternative minimum tax or state tax requirements. The Company paid no income taxes in 2008, 2007, or 2006.
     The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following for the year ended December 31 (in thousands):

	2008	2007	2006

Federal tax at statutory rates	$(7,421)	$(7,369)	$(5,815)
State taxes, net of federal benefit	(1,141)	(970)	(758)
Change in valuation allowance	8,265	8,111	6,339
Permanent differences	297	228	234

Provision for income taxes	$—	$—	$—

11. Related Party Transactions
     For the years ended December 31, 2008 and 2007, the Company paid one member of the board of directors consulting fees totaling $55,000 and $93,000, respectively. In 2006, the Company paid two members of the board of directors consulting fees totaling $122,100. During 2008 and 2007, the Company received income of $6,000 and $22,000, respectively, from Neodiagnostix for the rental of equipment. Bradley Lorimier, a Director and Chairman of the Company’s Board of Directors and Kenneth C. Carter, Ph.D., the Company’s President, Chief Executive Officer and Director, are directors and minority shareholders in NeoDiagnostix, a privately held company focused on providing oncology diagnostic testing on a fee-for-service basis.
12. Commitments and Contingencies
     In July 2002, the Company entered into a 10-year noncancelable operating lease agreement for office and laboratory space. The lease expires on February 1, 2013. This agreement contains an option to renew for two periods of 5 consecutive years. The lease contains a 3% annual escalation.
     Total rent payments, exclusive of the monthly maintenance charges, for the years ended December 31, 2008, 2007 and 2006 were $740,000, $718,000, and $697,000, respectively. Total sublease income recorded for the years ended December 31, 2008, 2007 and 2006 was $139,000, $48,000, and $246,000, respectively. As of December 31, 2008, future minimum rental payments under non-cancelable leases, exclusive of maintenance charges, are as follows (in thousands):

Operating

2009	$762
2010	785
2011	808

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Operating

2012	832
2013	70
Thereafter	—

Total	$3,257

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
     Pursuant to the Registration Rights Agreement between Avalon and Clinical Data dated as of October 27, 2008, as amended on November 17, 2008, Avalon has agreed to register for resale on a registration statement under the Securities Act the shares of common stock and the shares of common stock issuable upon exercise of the warrant issued to Clinical Data pursuant to the Clinical Data Private Placement. The Registration Rights Agreement also provides indemnification and contribution remedies to Clinical Data in connection with the resale of the shares pursuant to such registration statement. In addition, the Registration Rights Agreement provides that in the event Avalon has not filed with the SEC the registration statement on or prior to 30 days after the written request of Clinical Data to file the registration statement, such date known as the filing deadline, Clinical Data shall be entitled to a liquidated damages payment in the amount of 1.5% of the total purchase price for the shares issued in the private placement, but excluding any shares issuable upon exercise of the warrant, for each month after the filing deadline during which such registration statement remains un-filed with the SEC. Further, the Registration Rights Agreement provides that in the event such registration statement is not declared effective by the SEC by the earlier of (i) 90 days after filing date (or 120 days after the filing date in the event the registration statement is subject to review by the SEC) or (ii) within 5 days following notice from the SEC that the registration statement is no longer subject to review (such date known as the effectiveness deadline), Clinical Data shall be entitled to a liquidated damages payment in the amount of 1.5% of the total purchase price for each month (pro rated for any lesser period) after the effectiveness deadline during which such registration statement has not been declared effective by the SEC.
13. Collaborations and Licenses
     In October 2003, the Company entered into a collaboration with Medarex, Inc. to jointly research, develop and commercialize human antibodies against cancer targets. Under the agreement, each party is obligated to use commercially reasonable efforts to conduct their respective research activities in accordance with jointly developed project plans and budgets for the research, development, manufacture and commercialization of human antibodies resulting from this collaboration. The agreement generally provides that all costs associated with the research, development, manufacturing and commercialization of any such antibodies are to be shared equally between the two parties and that any operating profits or losses with respect to commercial products derived from the collaboration are to be similarly shared equally between the two parties. In addition, the agreement provides that each of the parties shall own an equal, undivided interest in any intellectual property and technology derived from the collaboration. The agreement further provides that either party may voluntarily opt-out of its research, development and commercialization obligations. Upon the exercise of such opt-out right, the non-terminating party has the option to unilaterally continue research, development, manufacture and commercialization activities with respect to these antibodies, subject to the payment to the terminating party of specified royalties based on the phase of development during which such opt-out right is exercised and of up to between $6.5 million to $8.5 million per unilateral product in additional payments based on the achievement of various development and commercialization milestones, with the terminating party continuing to be responsible for all of its budgeted costs and expenses associated with completing the particular research and development phase applicable to such antibody. To date, no such royalty or

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
milestone payments have been made by or paid to either party. The Company devoted minimal effort to this project in 2006, 2007 and 2008 and recognized no revenue from this collaboration during that period.
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
     Additionally, AstraZeneca has the option to initiate two additional small molecule drug discovery collaborations with the Company under similar terms.
     The term of the agreement expires on the earlier of (i) fifty years from the date of the agreement or, (ii) such time as AstraZeneca’s obligation to pay royalties expires. The agreement also expires if, after the research is completed, AstraZeneca does not select a clinical candidate. The license agreement may be terminated sooner by either the Company or AstraZeneca upon, among other events, a material, uncured breach by the other party or by AstraZeneca for reason other than the Company’s material breach, upon 90 days notice. The agreement requires an annual reconciliation to determine if payments made by AstraZeneca, in accordance with contractual provision, are in excess of the work completed by Avalon. As of December 31, 2008, there remained a balance of approximately $884,000 of deferred revenue and customer advances related to this agreement.
     MedImmune paused work under this program at the time of their merger with AstraZeneca in 2007. AstraZeneca has informed the Company of their intent to continue work under this contract for small molecule therapeutic programs other than the original MedImmune program. The Company has devoted minimal effort to this project since the merger of MedImmune with AstraZeneca in 2007 and has recognized no revenue from this collaboration since 2006.
     In September 2005, the Company entered into an agreement with Novartis Institutes for Biomedical Research, Inc. for the discovery of small molecule therapeutic compounds targeted against a pathway selected by Novartis. Under the terms of the agreement, the Company used AvalonRx® to identify and characterize compounds from Novartis’ chemical library. Novartis is responsible for lead optimization, preclinical and clinical testing of any resulting product candidates, as well as all future development and sales and marketing activities.
     The Company received an upfront technology access fee and Novartis funded all research activities at the Company for the purpose of the collaboration. The Company has completed all of its obligations under this contract. The Company may receive milestone payments from Novartis based on the achievement of the following milestones: (1) Novartis’ identification of a validated hit compound and (2) Novartis’ identification of a lead compound.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     In January 2007 the initial agreement term was amended from 18 months to 30 months from the date of inception. In February 2008, the agreement term was amended from 30 months to 36 months from the date of inception. The agreement may be terminated sooner by either the Company or Novartis upon a material, uncured breach by the other party upon 60 days notice. The Company recognized revenue from the upfront technology access fee over the period of performance.
     In July 2006, the Company entered into a collaboration agreement with ChemDiv, Inc. for the discovery and development of small molecule oncology therapeutics. The Company and ChemDiv share in the costs of development and will share in the value of any lead candidate resulting from their joint research efforts. Additional terms of the agreement provided the Company with the right to select 200,000 compounds from the ChemDiv library for use in all of the Company’s discovery programs. The Company is using its proprietary AvalonRx ® platform to discover new active compounds in screens against selected targets and target pathways. ChemDiv is providing the Company with access to its Discovery outSource tm services platform, as well as medicinal and synthetic chemistry for the discovery and development of new active compounds.
     In March 2007, the Company entered into a drug discovery, development and commercialization agreement with Merck & Co., Inc., to identify and develop inhibitors against a selected target in the area of oncology.
     Under the terms of the agreement, the Company is using its AvalonRx ® platform to screen a select set of compounds from Merck’s proprietary compound library and to identify hits against this target, which is generally regarded as “intractable” based on the difficulty in identifying inhibitors of this target. The Company is responsible for the selection of compound families and optimization of those compounds to a preclinical candidate selection stage. Merck is responsible for the clinical development, regulatory approval and commercialization of any resulting product candidates. Under the agreement, the Company will receive milestone payments based on meeting a number of discovery, development and commercial milestones relating to proof of concept, expansion of research term, selection of license compound and filing of INDs for a first cancer indication and subsequent cancer indications, initiations of different levels of clinical trials for those indications and the filing, and approval, of NDAs for those indications, and achievement of a specified level of net sales. If the Company achieves all of the milestones under the agreement, the Company will receive in excess of $200 million in milestone payments. The Company will also receive royalties on net sales of products developed in the collaboration. The agreement does not provide for any minimum guaranteed payments to the Company by Merck.
     The term of the agreement expires upon the expiration of all royalty obligations under the agreement. The agreement may be terminated earlier by Merck upon 60 days advanced written notice during the preliminary stages of the research program and thereafter during the research program if certain levels of research support are not provided by the Company. Merck may terminate if certain research milestones are not met, subject to the payment of specified fees by Merck to the Company and the Company’s right to obtain reversion licenses from Merck to continue the development and commercialization of potential product candidates derived from the research program. The agreement may be further terminated by Merck if it determines that development of a compound is not commercially viable and again the Company has the right to obtain a reversion license to the compound to continue the development and commercialization of potential product candidates. Additionally, the agreement may be terminated either by the Company or by Merck upon a material, uncured breach by the other party of the terms of the agreement, following the expiration of a 90 day cure period.
     The term of the agreement expires 60 years from the effective date. The collaboration may be terminated sooner upon mutual written agreement of both parties.
14. Employee Benefit Plan
     The Company has a defined contribution plan (the Plan) under Internal Revenue Code Section 401(k). All employees who have completed three months of service and are over age 21 are eligible for participation in the Plan. Participants may elect to contribute up to 90% of their annual pretax earnings, up to federally allowed maximum limits. The Company makes matching contributions at its discretion. Participant and Company contributions vest

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
immediately. For the years ended December 31, 2008 and 2007, the Company incurred a 401(k) match expense of approximately $123,000 and $135,000, respectively. The Company did not make any matching contributions prior to January 1, 2007.
15. Quarterly Financial Information (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2008 Summary Statement of Operations
Total Revenues	$50	$137	$124	$—
Loss from Operations	(6,443)	(5,653)	(6,023)	(3,871)
Net Loss	(6,249)	(5,578)	(5,959)	(4,041)
Net Loss per common share — basic and diluted	(0.37)	(0.33)	(0.35)	(0.21)
2007 Summary Statement of Operations
Total Revenues	$731	$78	$—	$—
Loss from Operations	(5,608)	(6,031)	(5,728)	(5,386)
Net Loss	(5,345)	(5,809)	(5,405)	(5,114)
Net Loss per common share — basic and diluted	(0.43)	(0.40)	(0.32)	(0.30)
16. Subsequent Events
     On March 30, 2009, in order to fund continuing operations through the closing of the pending merger with a subsidiary of Clinical Data, Avalon borrowed an additional $1 million from Clinical Data under the terms of the Note Purchase Agreement with Clinical Data. In addition, on March 30, 2009, Clinical Data extended the maturity of its prior $3 million secured loan to the Company from April 30, 2009 to May 31, 2009. As of March 30, 2009, the entire principal balance of $4 million remained outstanding under the Note Purchase Agreement with Clinical Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2008 of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
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
     Based on our evaluation under the framework in Internal Control — Integrated Framework , management concluded that our internal control over financial reporting was effective as of December 31, 2008.
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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
     The table below shows the name and age of each director and executive officer of Avalon as of March 31, 2009, any positions and offices held by each with Avalon, and the year first appointed as a director or executive officer of Avalon.

			Year of Election or
Name	Age	Position Held	Appointment

Bradley G. Lorimier	63	Chairman of the Board	1999
Kenneth C. Carter, Ph.D.	49	Director, President and Chief Executive Officer	1999
Philip Frost, M.D., Ph.D.	68	Director	2008
David S. Kabakoff, Ph.D.	61	Director	2006
Michael R. Kurman, M.D.	57	Director	2002
William H. Washecka	61	Director	2006
J. Michael Hamilton	60	Chief Medical Officer	2006
Stephen K. Horrigan	47	Vice President of Research	2007
C. Eric Winzer	52	EVP and Chief Financial Officer	2007
     Bradley G. Lorimier is a co-founder of Avalon and has served as a member of our Board of Directors since December 1999 and as Chairman since July 2007. Since 1999, Mr. Lorimier has been an independent consultant to the pharmaceutical and biotechnology industries. Mr. Lorimier has served in leadership positions in both the pharmaceutical and biotechnology industries, including as Vice President of Licensing and Vice President of Corporate Development at Johnson & Johnson and as Senior Vice President and Director of Human Genome Sciences, Inc. He is currently on the Board of Directors for Life Technologies Corporation and was a director of Matrix Pharmaceutical, Inc. from December 1997 to March 2002. Mr. Lorimier received a B.S. from the University of Illinois.
     Kenneth C. Carter, Ph.D. is a co-founder of Avalon and has served as Chief Executive Officer, President, and as a member of our Board of Directors since Avalon’s inception in November 1999. Prior to joining Avalon, he was a Senior Scientist at Human Genome Sciences, Inc., where he directed the company’s gene mapping initiative from 1993 to 1999. Dr. Carter was a member of a team of scientists that identified genes involved in colon cancer that was named “Discovery of the Year” by Science Magazine in 1994. Dr. Carter holds a Ph.D. in Human Genetics from the University of Texas Medical Branch and a B.S. from Abilene Christian University.
     Philip Frost, M.D., Ph.D. has served as a member of our Board of Directors since March of 2008. Dr. Frost is currently the President of Calesca Pharmaceuticals, Inc. Prior to Calesca, Dr. Frost was Executive Vice President and Chief Scientific Officer at ImClone Systems, Inc. from 2005 to 2007 where he oversaw the company’s research, clinical and regulatory departments. He also served as Interim Chief Executive Officer at ImClone in 2006. Prior to ImClone Systems, Dr. Frost served as Vice President of Oncology and Co-Director of the Oncology Therapeutic Area Leadership Team at Wyeth where he was responsible for the development of various oncology compounds. Dr. Frost has also held the positions of Adjunct Professor of Cell Biology and Adjunct Professor of Medicine at The University of Texas M.D. Anderson Cancer Center since 1992. Additionally, Dr. Frost has held other academic positions at the University of Texas and University of California, Irvine. He is currently a member of the Board of Directors of Innovive Pharmaceuticals. Dr. Frost earned his Medical Degree at State University of New York at Buffalo and his Ph.D. at the Clinical Research Center in London, England.
     David S. Kabakoff, Ph.D. has served as a member of our Board of Directors since October 2006. Dr. Kabakoff is an Executive in Residence at Sofinnova Ventures. He is also the current President and Chief Executive Officer of Strategy

Advisors LLC, which he established in 2001 to provide business and strategic advisory services to life sciences companies. Prior to its acquisition by Cephalon, Inc. in June 2005, Dr. Kabakoff served as Chairman and Chief Executive Officer of Salmedix, Inc., a company he co-founded in 2001 to develop novel oncology drugs. From 1996 to September 2000, Dr. Kabakoff held executive management positions with Dura Pharmaceuticals, a specialty pharmaceutical company, acquired by Elan Pharmaceuticals. Prior to joining Dura, Dr. Kabakoff was Chairman and Chief Executive Officer of Corvas International, a biopharmaceutical firm focused on cardiovascular and inflammatory diseases, and held senior management positions with Hybritech, Inc., a pioneer in the field of monoclonal antibodies, which was acquired by Eli Lilly & Co. in 1986. Dr. Kabakoff received his Ph.D. in Chemistry from Yale University and his B.A. in Chemistry from Case Western Reserve University. Dr. Kabakoff serves on the Board of Directors of Amplimmune, Inc., Intermune, Inc., Trius Therapeutics,(formerly Rx 3 Pharmaceuticals) and Allylix, Inc.
     Michael R. Kurman, M.D. has served as a member of our Board of Directors since December 2002. Since March 2000, Dr. Kurman has been an independent consultant to the pharmaceutical, biotechnology and healthcare industries specializing in oncology and oncology drug development. Dr. Kurman has held management roles in several global oncology drug development programs, including: Director of Clinical Research, Oncology and Allergy for Janssen Research Foundation; Vice President, Clinical Research for U.S. Biosciences Inc.; and Vice President, Clinical and Scientific Operations with Quintiles Transnational Corp.’s Oncology Therapeutics Division. Dr. Kurman also serves on the Board of Directors of Thallion Pharmaecuticals, Inc. Dr. Kurman holds an M.D. from Cornell University Medical College and a B.S. from Syracuse University.
     William H. Washecka has served as a member of our Board of Directors since March 2006. From 2004 to December of 2006, Mr. Washecka had served as the Chief Financial Officer of Prestwick Pharmaceuticals, Inc., a manufacturer of drugs for disorders of the central nervous system. In 2001-2002, he served as Senior Vice President and Chief Financial Officer of USinternetworking, Inc. USinternetworking, Inc. filed a voluntary bankruptcy petition under Chapter 11 of the Federal bankruptcy laws in January 2002. From 1972-2001 he served in various capacities at Ernst & Young LLP including as Partner from 1986-2001. At Ernst & Young LLP he established and managed the high technology and emerging business practice in the Mid-Atlantic area from 1986-1999. Additionally, Mr. Washecka was a co-founder of the Mid-Atlantic Venture Capital Conference. He currently is a director and member of the audit committee of Online Resources Corporation and Authentec, Inc. Mr. Washecka holds a BS in accounting from Bernard Baruch College of New York and participated in Kellogg Advanced Management Program. He is a CPA in Maryland, Virginia, the District of Columbia and New York.
     J. Michael Hamilton, M.D. serves as Chief Medical Officer. He joined Avalon in this position in August 2006. Prior to joining Avalon, from 2001 to 2006, he served as Group Director of Oncology, MDC and led a portfolio of U.S. clinical trials for oncology for GlaxoSmithKline. Prior to his work at GlaxoSmithKline, from 1991 to 2006 Dr. Hamilton held the positions of Section Chief of Clinical Investigations and Program Director for the National Cancer Institute (NCI). Dr. Hamilton received his Bachelor’s degree from the University of Connecticut and his M.D. from the George Washington University. He completed his residency at the Washington Hospital Center in Washington, D.C and his Oncology Fellowship at the University of Maryland. He is a licensed M.D. in Maryland and board certified in Internal Medicine and Medical Oncology.
     Stephen K. Horrigan, Ph.D. serves as Vice President of Research. He joined Avalon in July of 2000 and became Vice President of Research in August 2007. During his tenure at Avalon he has held several positions of increasing responsibility within the research organization while directing both internal and external collaborative programs. Prior to joining Avalon, Dr. Horrigan held the position of Associate Professor in the Department of Pediatrics and Lombardi Cancer Center at Georgetown University Medical Center where he led a research group focused on cancer genomics and diagnostic biomarkers. Prior to that, he held positions at the University of Illinois College of Medicine and the University of Chicago Medical School. Dr. Horrigan holds a Ph.D. and a B.S. in Biology from Syracuse University.
     C. Eric Winzer has served as Executive Vice President and Chief Financial Officer since July of 2007. Prior to joining Avalon, Mr. Winzer was with Invitrogen Corporation (which has subsequently become life Technologies Corporation).a provider of life science technologies for disease research and drug discovery, from 2000 to 2006, where he served as Senior VP and Chief Financial Officer, Executive Sponsor for its ERP implementation and VP, Finance. From 1986 to 2000, Mr. Winzer held various positions of increasing responsibilities at Life Technologies, Inc., a company acquired by Invitrogen in 2000, where he was the Chief Financial Officer, Secretary and Treasurer, Corporate Controller, Accounting Manager and Budget Manager. From 1980 until 1986 he held various financial positions at Genex Corporation. He is a director and audit committee chair at Cytomedix, Inc. Mr. Winzer received his B.A. in Economics and Business Administration from McDaniel College and an M.B.A. from Mount Saint Mary’s University.
Procedures by which Security Holders May Recommend Nominees to Our Board of Directors
     There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since those procedures were last disclosed in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, filed with the SEC on April 29, 2008.
Audit Committee
     We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Mr. Washecka (Chairman), Dr. Kabakoff and Dr. Kurman. Our Board of Directors has determined that Mr. Washecka is an “audit committee financial expert” as defined by the SEC.
Code of Ethics for Senior Financial Officers
     We have adopted our Code of Ethics for Senior Financial Officers, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. This code of ethics may be accessed and reviewed through our website: http://www.avalonrx.com . We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Corporate Controller, by posting such information on our web site at the address above.
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
     Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with in fiscal 2008, except that a Form 4 was not timely filed by Dr. Carter in respect of his sale of 3,482 shares of Avalon common stock on January 17, 2008.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation Discussion
     This discussion is intended to provide you with an understanding of our executive compensation philosophy, plans and practices, and to give you the context for understanding and evaluating the more specific compensation information contained in the tables and related disclosures that follow.
Compensation Philosophy
     We believe that compensation should be performance-based, and should vary with the attainment of specific individual and corporate objectives, as well as being closely aligned with the interests of our stockholders. Our Compensation Committee (which we refer to in this section as the “Committee”) is composed of Dr. Kurman and Mr. Washecka, both of whom are independent directors (as defined by the Nasdaq). The Committee is responsible for considering, recommending, overseeing and implementing our compensation policies and procedures and for discharging our Board of Directors’ responsibilities relating to the compensation of our Chief Executive Officer and other executive officers. The Committee’s primary objective is to (i) differentiate and reward executives’ individual contributions toward collective corporate goals, (ii) reward the overall attainment of those collective corporate goals, and (iii) reflect each executive’s level of leadership and corporate responsibility. The Committee employs the following core principles to guide its executive compensation decisions.

•	Competitive Compensation: The Committee believes in positioning executive compensation at levels that are competitive with other similar biotechnology companies in order to attract and retain exceptional leadership talent needed to achieve success in a small life sciences company such as Avalon.

•	Performance-based pay: The Committee advocates executive compensation programs that balance annual and long-term corporate objectives. These programs are structured to specifically measure the achievement of individual and corporate goals and operational objectives, with the intent of fostering stockholder value in the short and long term. Both individual and corporate level performance affect an executive’s total compensation, including any increase to salary, and all annual awards, including cash bonuses and ongoing equity grants.

•	Ownership: The Committee believes that using compensation to build an ownership culture effectively aligns the interest of management and our stockholders. To this end, the Committee utilizes equity based compensation for our Chief Executive Officer and our other executive officers, including performance-contingent stock option grants, to provide incentives to enhance stockholder value.

•	Holistic view of compensation: The Committee views all components of compensation together in making compensation decisions. These components include base salary, annual incentives, long-term incentives, and fringe benefits and perquisites.
     The Committee approves long-term incentive awards to our new hires and existing employees. Our practice has been to price option grants at the closing price of our common stock on the Nasdaq as of the date of grant, and to set the date of grant as the date of final action by our Board in approving the award. Effective February 2007, the Committee assumed responsibility for final approval of incentive grants to our executive officers; prior to that time our Board of Directors had ratified all option grants to our executive officers since we became a public company. Additionally, the Committee approves an annual compensation plan that sets average pay increases, if any, and the annual bonus plan for our executive officers and other employees. Within plan guidelines, our Chief Executive Officer may approve any base salary increases, bonuses, or new-hire offer packages with the exception of those for officers who are subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
     The Committee reviews its compensation philosophy regularly, most recently in December 2007. The Committee believes its compensation philosophy is based on appropriate principles and did not make any changes to its overall philosophy in 2008.
Corporate Goals and Objectives.
     The Committee uses corporate goals and objectives to determine an executive’s total cash compensation, including any increase to base salary and the amount of any annual cash bonus. In January 2008, the Committee adopted the following corporate goals for the purpose of determining total cash compensation for 2008: (1) advance the clinical development AVN944, (2) advance our internal preclinical programs, (3) expand our preclinical pipeline, (4) deliver on existing partnerships and (5) generate additional operating capital. Because we are a small biopharmaceutical company that has not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future, in formulating corporate goals for 2008, the Committee determined to base the Company’s corporate goals on the attainment of objectives relating to the advancement of our clinical and pre-clinical product development programs and the advancement and development of collaborative and partnership arrangements rather than on the achievement of specific financial metrics by the Company during 2008.
     Throughout 2008, our Chief Executive Officer gave periodic updates to the Committee and the Board of Directors about the Company’s progress toward achieving the foregoing corporate goals. In October 2008, we entered into a merger agreement with Clinical Data, Inc. Our merger agreement and related documents restrict our ability to make salary adjustments and bonus payments to our officers and other employees without consultation with Clinical Data. After discussion with Clinical Data in December 2008, it was determined that we would not pay any bonuses to our officers and would pay limited bonuses to our other employees. The Committee ratified this decision in December 2008.

Elements of Compensation
     Compensation Mix. Public-company life sciences corporations that have yet to achieve profitability typically provide sufficient salaries to attract and retain executive talent, while also providing significant up-side compensation potential through cash bonus and equity awards which will have great value in the event of significant achievements. The Committee has adopted this approach, believing that it balances risk and reward for executives, while providing alignment between executive rewards and stockholder return.
     Base Salary. Base salaries are the only non-variable element of total compensation. They reflect each executive’s responsibilities, the impact of the job on Avalon’s performance, and the contributions each executive is expected to deliver to Avalon. Base salaries are determined in part by competitive levels in the market (what companies in the peer group pay), job scope, and, also, by total relevant experience. To gauge market conditions, the Committee evaluates competitor and market data compiled by the Committee’s compensation consultant. The Committee also relies on its experience with recruiting for executive and senior management positions.
     At the end of each calendar year, the Committee reviews the base salary of our executive officers and makes adjustments to reflect market comparables, if necessary. Additionally, our Chief Executive Officer conducts an annual performance appraisal of each executive officer, and, within the range established by the Compensation Committee, recommends the merit increases for each executive officer. Therefore, increases, if any, are based on individual performance, market conditions, and internal comparisons of executive compensation among our executive officers.
     No salary adjustments were made for calendar year 2009 pending our merger with a subsidiary of Clinical Data.
     Annual Cash Bonus. Annual cash bonuses established for our executive officers are intended to provide an incentive for advancing our performance in the short term and to recognize individual contribution to corporate results. The purpose of our annual cash bonus program is to directly link executive pay to company performance by providing rewards for achieving established goals with additional payout potential, if goals are exceeded. Key components of the bonus calculation include (i) our overall performance rating, which reflects corporate performance against stated corporate goals, (ii) the executive’s individual performance factor, which reflects the executive’s performance against individual goals determined by our Chief Executive Officer, and (iii) the executive’s potential target bonus amount (expressed as a percentage of an individual executive’s base salary) as set forth in the executive’s individual employment agreement and which is derived from competitive data.
     Avalon’s overall performance rating reflects the Board of Directors’ and the Compensation Committee’s determination of the percentage of achievement of the specified corporate goals set by the Board of Directors and the Committee at the beginning of each year. Under the Company’s annual cash bonus program, the Committee may set the Company’s overall bonus multiplier from 0.0x to 2.0x of the target bonus percentage established in each executive’s respective employment agreements. For 2008, it was determined that executive officers, including the Chief Executive Officer, would not receive bonuses under Avalon’s annual cash bonus plan.
     Long-Term Incentives. We have designed our long-term incentive plans to align the interests of our executive officers with those of our stockholders, to promote personal ownership of Avalon, to retain and reward high value/high potential employees. We believe that our long-term incentive plans help to reduce officer and employee turnover, which helps to retain the knowledge and skills of our valued officers and employees by providing significant potential economic benefit for continuing their employment with us. Although our equity incentive plans allow for the issuance of a range of equity incentive awards, including stock options, restricted stock, performance shares, and other forms of equity compensation, our usual practice has been to utilize stock option awards as the means for providing equity-based awards to our executive officers and other employees. The Committee bases individual grants of stock option awards on various factors, including:
•	company results;

•	individual performance;

•	individual potential contribution to our success;

•	competitor and market data; and

•	total equity already awarded and reserved for awards to executives and employees.

     In structuring the size of awards, the Committee weighs the dilutive effects of annual stock option awards against the need to provide attractive and competitive incentive compensation.
     We typically grant non-qualified stock options and incentive stock options at an exercise price equal to the fair market value of our common stock on the date of the grant. Our option grants typically vest in equal monthly installments over four years from the grant date. We believe that this practice encourages officers and all of our employees to work with a long-term view of our performance and to reinforce their long-term affiliation with Avalon. In selected cases, we will provide option awards that vest upon the achievement of specific milestones.
     During 2008, the Committee reviewed the analyses and recommendations for executive officer stock option grants provided by management. In reviewing the recommended grants, the Committee considered:
•	each officer’s performance and contribution during the fiscal year;

•	the potential value delivered from all existing stock option awards; and

•	competitive practices.
     In August 2008, the Committee approved the award of performance-based stock options to three executive officers. Dr. Carter was awarded 200,000 options, Mr. Winzer was awarded 150,000 options and Dr. Horrigan was awarded 50,000 options. The option awards were to vest in six months upon the successful completion of one or more events that would result in the Company acquiring sufficient capital to continue as a going concern. The options were awarded at an exercise price in excess of the fair market value of our common stock on the date of the grant. The Committee determined to award these option grants as part of the Committee’s belief that these executive officers should be provided with additional incentive to remain with the Company during a critical period of capital raising for the Company. These options expired, unvested, in February 2009.
Personal Benefits and Perquisites
     The Committee oversees the design, implementation and administration of all company-wide benefit programs. We offer very limited additional benefits to our executive management. Other than the health, dental, short- and long-term disability, and life insurance, as well as the 401(k) matching contribution offered generally to our employees, the only benefit specifically offered to executive management is a supplemental long-term disability insurance policy. The amounts relating to these perquisites are disclosed in the footnotes to the Summary Compensation Table below. The Committee, with the assistance of its consultant, periodically reviews the cost and prevalence of these programs to ensure that these programs are in line with competitive practices and are warranted, based upon the business needs and contributions of the executive team.
Change of Control and Severance Benefits
     We have change-in-control and severance provisions in the employment agreements in place for our Chief Executive Officer and our other executive officers who are direct reports to the Chief Executive Officer. For a further discussion of the change-in-control and severance provisions applicable to our executive officers see “Employment Agreements” below.
Executive Compensation Tables
     The following tables set forth compensation information for our “named executive officers” as defined by the SEC’s disclosure requirements for executive compensation in Item 402(m) of Regulation S-K for a “smaller reporting company.”
     Summary Compensation Table. The table below sets forth for the fiscal years ended December 31, 2008 and 2007, the compensation awarded to, earned by, or paid to our named executive officers.

								Change in
								Pension Value
							Non-Equity	and Nonqualified
				Stock	Option		Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards	Awards		Compensation	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)(1)		($)	Earnings	($)		($)

Kenneth C. Carter, Ph.D.	2008	397,848	—	—	(60,500	) (2)	—	—	27,893	(3)	365,391
President, Chief Executive Officer and Director	2007	385,510	—	—	453,534		131,978	—	17,677		988,699
Thomas G. David (4)	2008	187,134	—	—	(19,664	) (5)	—	—	284,811	(6)	452,281
Senior VP of Operations and General Counsel	2007	241,516	—	—	75,090		70,467	—	16,635		403,707
C. Eric Winzer	2008	285,600	—	—	124,471		—	—	20,939	(7)	431,010
EVP and Chief Financial Officer	2007	137,666	—	—	127,619		37,236	—	7,678		310,199
J. Michael Hamilton, M.D.	2008	291,200	—	—	21,962		—	—	28,202	(8)	341,364
Chief Medical Officer	2007	279,057	—	—	39,331		69,188	—	22,420		409,996

(1)	Amounts reflected in this column represent the compensation cost recognized by Avalon during 2008 and 2007 for stock option awards made in the reporting year and in prior years, are calculated in accordance with the provisions of SFAS 123(R). See Note 9 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K regarding assumptions underlying the valuation of equity.

(2)	Includes a cumulative reduction in compensation expense of $140,555 in 2008 under SFAS 123(R) for performance based options that were awarded in December 2006 and determined unlikely to be earned in June 2008.

(3)	Consists of (i) $19,462 in 2008 and $15,536 in 2007 for group health, dental, and life insurance premiums and (ii) other benefits paid for Dr. Carter.

(4)	Mr. David’s employment with the Company terminated on September 15, 2008.

(5)	Includes a cumulative reduction in compensation expense of $25,298 in 2008 under SFAS 123(R) for performance based options that were awarded in December 2006 and determined unlikely to be earned in June 2008 and a cumulative reduction in compensation expense of $5,276 in 2008 under SFAS 123(R) for options forfeited upon termination.

(6)	Consists of (i) $257,232 in 2008 for salary continuation after termination, (ii) $19,462 in 2008 and $15,536 in 2007 for group health, dental, and life insurance premiums and (iii) other benefits paid for Mr. David.

(7)	Consists of (i) $19,462 in 2008 and $7,678 in 2007 for group health, dental, and life insurance premiums and (ii) other benefits paid for Mr. Winzer.

(8)	Consists of (i) $14,388 in 2008 and $15,356 in 2007 for group health, dental, and life insurance premiums and (ii) other benefits paid for Dr. Hamilton.
     Outstanding Equity Awards At Fiscal Year-End. The following table sets forth summary information regarding the outstanding equity awards at December 31, 2008 granted to each of our named executive officers.

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:				Market	Unearned	Unearned
	Number of	Number of	Number of				Value of	Shares,	Shares,
	Securities	Securities	Securities			Number of	Shares or	Units or	Units or
	Underlying	Underlying	Underlying			Shares or	Units of	Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Units of Stock	Stock That	Rights That	Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	That Have Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested	Not Vested

Kenneth Carter, Ph.D.	15,625	—	—	1.60	04/04/10	—	—	—	—
President, Chief	25,000	—	—	1.60	12/06/10	—	—	—	—
Executive Officer	159,375	—	—	3.20	05/03/12	—	—	—	—
and Director	146,670	—	—	6.00	10/26/15	—	—	—	—
	83,572	24,849 (1)	—	5.50	11/30/15	—	—	—	—
	168,751		—	3.80	12/06/16	—	—	—	—
			200,000 (2)	0.80	02/22/09	—	—	—	—
Thomas G. David(3)	—	—	—	—	—	—	—	—	—
Senior VP of Operations and General Counsel
C. Eric Winzer	42,499	77,501 (4)	—	4.24	07/02/17	—	—	—	—
Executive Vice President and Chief Financial Officer			150,000 (2)	0.80	02/22/09	—	—	—	—
J. Michael Hamilton, M.D.	28,000	32,000 (5)	—	2.84	08/01/16	—	—	—	—
Chief Medical Officer

(1)	Remaining unvested options vest in equal monthly installments of 2,259 shares through November 30, 2009.

(2)	Remaining unvested options vest upon achievement of performance criteria. These options expired, unvested, on February 22, 2009.

(3)	Mr. David’s employment with the Company terminated on September 15, 2008.

(4)	Remaining unvested options vest in equal monthly installments of 2,500 shares through July 2, 2011

(5)	Remaining unvested options vest in equal monthly installments of 1,000 shares through August 1, 2011.
Employment Agreements
     We have employment agreements with the following named executive officers. The following is a description of these agreements.
     Kenneth C. Carter, Ph.D. Dr. Carter’s employment agreement, as amended, provides for his at-will employment as our President and Chief Executive Officer. Under the terms of his agreement, Dr. Carter is entitled to a minimum starting salary of $165,000 per year and qualifies for annual bonuses targeted at 50% of his base salary based upon the achievement of individual and/or Company performance criteria established by our Board of Directors for each fiscal year. Dr. Carter’s annual salary is subject to adjustment by our Board of Directors but may not be less than that provided in his employment agreement. In addition, Dr. Carter’s employment agreement provides that in the event Dr. Carter’s employment is terminated by the Company without “cause” or by Dr. Carter with “good reason” (as each term is defined in his employment agreement), Dr. Carter is entitled to a lump sum severance payment equal to 18 months of his then current base salary. Similarly, Dr. Carter’s employment agreement provides that following the termination of his employment by the Company without cause or by him for good reason he may be paid a discretionary bonus, including a lump sum payment, as determined by the Compensation Committee. The agreement also provides that in the event Dr. Carter is terminated without cause or terminates his employment for good reason he is entitled to full accelerated vesting on all of his unvested options.

     Dr. Carter’s employment agreement also provides that if such termination without cause or for good reason is within 18 months after a “change in control” of the Company (as defined in Dr. Carter’s employment agreement), Dr. Carter also is entitled to a lump sum severance bonus payment equal to the product of (A) 18 months of Dr. Carter’s base salary as in effect at the time of termination and (B) the average bonus award percentage applicable to Dr. Carter during the 3 years preceding the year in which such termination of employment takes place. Finally, the agreement provides for the acceleration of vesting upon a change in control of all shares of stock issuable to Dr. Carter upon exercise of his outstanding option awards.
     “Good reason” is defined under Dr. Carter’s agreement as (i) termination by the employee within 18 months of a change in control; or (ii) termination by the employee within 3 months of a material diminution in responsibilities as Chief Executive Officer, no longer reporting to our Board of Directors or the employee’s principal workplace changing to more than 50 miles from his current residence at the time of entering into the employment agreement.
     C. Eric Winzer Mr. Winzer’s employment agreement provides for his at-will employment as Executive Vice President and Chief Financial Officer. Under the terms of his agreement, Mr. Winzer is entitled to a starting salary of $280,000 per year and qualifies for annual bonuses targeted at 35% of his base salary based on the attainment of goals set by our Compensation Committee and approved by our Board of Directors. Mr. Winzer’s annual salary is subject to adjustment by our Board of Directors. Mr. Winzer’s employment agreement further provides that in the event Mr. Winzer’s employment is terminated by the Company without “cause” or by Mr. Winzer with “good reason” (as each term is defined in his employment agreement) Mr. Winzer is entitled to a lump sum severance payment equal to 6 months (12 months in the event such termination is without cause or for good reason within 18 months after a “change in control” (as defined in his employment agreement)) of his then current base salary. Additionally, the agreement provides that the Company will reimburse Mr. Winzer for health insurance premiums paid by Mr. Winzer for 6 months following termination of his employment without cause or for good reason (12 months if such termination is within 18 months after a change in control of the Company (as defined in his employment agreement)) and the Company will provide Mr. Winzer with outplacement services. Finally, the agreement provides that one-half of the unvested shares of stock issuable to Mr. Winzer upon exercise of his outstanding option awards shall vest in the event Mr. Winzer’s employment is terminated by the Company without “cause” or by Mr. Winzer with “good reason” (as each term is defined in his employment agreement).
     “Good reason” is defined under Mr. Winzer’s agreement as (i) termination by the employee within 18 months of a change in control; (ii) termination by the employee within 3 months of a material diminution in responsibilities as Executive Vice President and Chief Financial Officer; (iii) within three months of his principal workplace changing to more than 50 miles from his then current residence; or (iii) the employee dying while our employee.
     J. Michael Hamilton, M.D. Dr. Hamilton’s employment agreement, as amended, provides for his at-will employment as Chief Medical Officer. Under the terms of his agreement, Dr. Hamilton is entitled to a starting salary of $280,000 per year and qualifies for annual bonuses targeted at 35% of his base salary based on the attainment of goals set by our Compensation Committee and approved by our Board of Directors. Dr. Hamilton’s annual salary is subject to adjustment by our Board of Directors. Dr. Hamilton’s employment agreement further provides that in the event Dr. Hamilton’s employment is terminated by the Company without “cause” or by Dr. Hamilton with “good reason” (as each term is defined in his employment agreement) Dr. Hamilton is entitled to a lump sum severance payment equal to 6 months (9 months in the event such termination is without cause or for good reason within 18 months after a “change in control” (as defined in his employment agreement)) of his then current base salary. Additionally, the agreement provides that the Company will reimburse Dr. Hamilton for health insurance premiums paid by Dr. Hamilton for 6 months following termination of his employment without cause or for good reason (9 months if such termination is within 18 months after a change in control of the Company (as defined in his employment agreement)) and the Company will provide Dr. Hamilton with outplacement services. Finally, the agreement provides that should the Company be subject to a change in control, one-half of the unvested shares of stock issuable to Dr. Hamilton upon exercise of his outstanding option awards shall vest.
     “Good reason” is defined under Dr. Hamilton’s agreement as (i) termination by the employee within 18 months of a change in control; (ii) termination by the employee within 3 months of a material diminution in responsibilities as Chief Medical Officer; (iii) within three months of his principal workplace changing to more than 50 miles from his then current residence; or (iii) the employee dying while our employee.
     Each agreement defines “change of control” as: (i) any “person” or “group” of persons (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act), becoming the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities; (ii) during any two year period, individuals who constitute our Board of Directors at the beginning of such period, together with any new directors elected or appointed during the period whose election or appointment resulted from a vacancy on the Board caused by retirement, death, or disability of a director and whose election or appointment was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period, cease for any reason to constitute a majority of our Board; (iii) we sell, assign, convey, transfer, lease or otherwise dispose of all or substantially all of our assets to any person; (iv) we consolidate with, or merge with or into another entity, or any entity consolidates with, or merges with or into, us, in which the owners of our outstanding voting stock immediately prior to such merger or consolidation do not represent at least a majority of the voting power in the surviving entity after the merger or consolidation; or (v) our stockholders approve a plan of liquidation or dissolution.
     Confidentiality, Assignment of Inventions and Non-Competition. Each named executive officer has signed a confidentiality, assignment of inventions and non-competition agreement providing for the protection of our confidential information and the ownership of intellectual property developed by such executive officer. In addition, these agreements prohibit our executive officers during the term of their employment and for a period of two years thereafter from soliciting our employees and consultants to terminate their employment or consultancy with us and further prohibit our executive officers from competing with our business during the term of their employment and for a period of six months thereafter.
      Retention Agreements with Clinical Data. In connection with entering into the merger agreement with Clinical Data, Drs. Carter and Hamilton and Mr. Winzer entered into employment letters with Clinical Data. Each of these employment letters will become effective simultaneously with the closing of the merger and will replace the named executive officer’s current employment agreement with Avalon.
     Kenneth Carter. Dr. Carter’s employment letter with Clinical Data provides that he will serve in such capacity as is determined by Clinical Data prior to the closing of the merger with a base salary of $300,000 per year and an annual bonus of up to 50% of his base salary. In addition, Dr. Carter will receive, on the date of closing of the merger, a grant of 60,000 options to purchase shares of Clinical Data common stock with an exercise price equal to the fair market value of Clinical Data’s common stock on the date of closing. The options will vest in three equal annual installments. Dr. Carter’s employment letter also provides for a severance payment of twelve months of Dr. Carter’s base salary (or $300,000) plus a pro rata share of his annual bonus in the event he is terminated without cause (as defined in the employment letter) or resigns under certain circumstances as set forth in the employment letter.
     J. Michael Hamilton. Mr. Hamilton’s employment letter with Clinical Data provides that he will serve in such capacity as is determined by Clinical Data prior to the closing of the merger with a base salary of $250,000 per year and an annual bonus of up to 35% of his base salary. In addition, Mr. Hamilton will receive, on the date of closing of the merger, a grant of 30,000 options to purchase shares of Clinical Data common stock with an exercise price equal to the fair market value of Clinical Data’s common stock on the date of closing. The options will vest in three equal annual installments. Mr. Hamilton's employment agreement also provides for a severance payment of nine months of Mr. Hamilton's base salary (or $187,500) plus a continuation of benefits, and reimbursement for certain health insurance costs, for a period of nine months in the event he is terminated without cause (as defined in the employment letter) or resigns under certain circumstances as set forth in the employment letter.
     C. Eric Winzer. Mr. Winzer’s employment letter with Clinical Data provides for a severance payment of twelve months of Mr. Winzer’s base salary (or $285,600) and health insurance premium reimbursement and other benefits continuation for a period of twelve months following termination in the event he is terminated without cause (as defined in the employment letter).
Compensation of Directors
The following table presents information relating to total compensation of our directors for the year ended December 31, 2008, other than Dr. Carter, our Chief Executive Officer and President, who did not receive additional compensation as a director and whose compensation is included in the Summary Compensation Table under “Executive Compensation Tables” above.

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)(2)	($)(1)	($)	($)	($)	($)
Bradley G. Lorimier	62,500	0	20,939	0	0	55,000 (3)	176,356
Philip Frost, M.D., Ph.D.	16,875	0	11,063	0	0	0	27,938
David S. Kabakoff, Ph.D.	37,500	0	4,641	0	0	0	42,141
Michael R. Kurman, M.D.	35,625	0	2,868	0	0	0	38,493
Ivor Royston, M.D. (4)	0	23,333	637	0	0	0	23,970
William A. Scott, Ph.D.(5)	21,667	0	1,617	0	0	0	23,284
William H. Washecka	42,500	0	3,037	0	0	0	45,537

(1)	Amounts reflected in these columns represent the compensation cost recognized by Avalon during 2008 for stock option awards and awards of unrestricted shares of our common stock made in 2008 and in prior years, are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123(R)”). See Note 9 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.

(2)	Represents the director’s election to receive all of their annual cash retainer fees in awards of unrestricted shares of our common stock under the Incentive Plan (defined below).

(3)	Represents consulting fees paid to Mr. Lorimier for services rendered to us in support of our business development efforts.

(4)	Dr. Royston did not stand for re-election at Avalon’s 2008 annual meeting.

(5)	Dr. Scott did not stand for re-election at Avalon’s 2008 annual meeting.
     Each non-employee director received an annual fee of $30,000 during 2008 for service on our Board of Directors (pro rated for directors serving less than the full year). The Chairman of our Board of Directors receives additional cash compensation of $40,000 per year. Non-employee directors also receive $2,500 annually for each committee membership, with the Chairman of the Audit Committee receiving an additional $7,500 annually, and the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee each receiving an additional $2,500 annually. Non-employee directors may elect annually to receive all of their annual cash retainer fees in awards of unrestricted shares of our common stock under our 2005 Omnibus Long-Term Incentive Plan, or Incentive Plan. Annual fees are paid quarterly in arrears in four equal installments on the first business day of each fiscal quarter.
     Non-employee directors who join our Board of Directors in the future also are entitled to receive an initial grant of options to purchase 10,000 shares of our common stock, and a serving non-employee director that becomes Chairman of our Board of Directors in the future is entitled to receive an additional grant of options to purchase 6,000 shares of our common stock. In addition, each non-employee director is entitled to receive an annual grant of options to purchase 2,500 shares of our common stock and a non-employee Chairman of our Board of Directors receives an additional annual grant of options to purchase 4,200 shares of our common stock. Option grants to non-employee directors are made pursuant to the Incentive Plan. Initial option grants to non-employee directors vest monthly over a two-year period. Options granted to non-employee directors on an annual basis vest monthly over a one-year period.
     No director who is an employee receives separate compensation for services rendered as a director. Members of our Board of Directors also are reimbursed for their out-of-pocket expenses in attending meetings.
     In addition to the foregoing compensation, under a consulting agreement with us, Mr. Lorimier is entitled to receive $55,000 per year for business development related services. Prior to August 1, 2007, Mr. Lorimier was entitled to receive a consulting fee of $120,000 per year for such services. Mr. Lorimier received a total of $55,000 and $92,917 in 2008 and 2007, respectively, for services rendered under his consulting agreement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     Set forth below is information relating to the beneficial ownership of our common stock as of March 24, 2009, by: (i) each person known by us to beneficially own more than 5% of our outstanding shares of common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.
     Unless otherwise indicated and subject to community property laws where applicable, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise noted in the footnotes, the address for each principal stockholder is in care of Avalon Pharmaceuticals, Inc. at 20358 Seneca Meadows Parkway, Germantown, Maryland 20876.

	Number of Shares
	Beneficially Owned	Percentage of Shares
Name	as of March 24, 2009	Beneficially Owned(1)(2)

Kenneth C. Carter, Ph.D.(3)	635,653	3.0%
Thomas G. David(4)	1,000	*
C. Eric Winzer(5)	54,999	*
J. Michael Hamilton, M.D.(6)	35,700	*
Bradley G. Lorimier(7)	56,374	*
Philip Frost, Ph.D., M.D.(8)	8,124	*
David S. Kabakoff, Ph.D.(9)	16,277	*
Michael R. Kurman, M.D.(10)	23,777	*
William H. Washecka(11)	16,277	*
Clinical Data, Inc.(12)	4,238,063	20.7%
Entities affiliated with Biotechnology Value Fund, L.P.(13)	1,682,444	8.2%
Entities affiliated with Henry Investment Trust, L.P.(14)	1,225,000	6.0%
Merlin BioMed Private Equity Advisors, LLC(15)	1,049,846	5.1%
All directors and officers as a group (9 persons)(16)	877,329	4.1%

*	Less than one percent

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes shares of common stock to which the person has sole or shared voting or investment power with respect to shares of common stock including those shares that the person has the right to acquire within 60 days after March 24, 2009, through the exercise of any stock option or other right. Shares of common stock subject to options or rights currently exercisable or exercisable within 60 days of March 24, 2009 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or right but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	20,428,475 shares of Avalon common stock were outstanding on March 24, 2009.

(3)	Includes 608,028 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 24, 2009 and 3,750 shares of common stock held in trust for the benefit of Dr. Carter’s minor child for which Dr. Carter disclaims beneficial ownership.

(4)	Mr. David’s employment with Avalon terminated on September 15, 2008.

(5)	Consists of 54,999 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 24, 2009.

(6)	Consists of 33,000 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 24, 2009, and (ii) 2,700 shares of common stock held by Dr. Hamilton’s spouse.

(7)	Includes 47,494 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 24, 2009.

(8)	Consists of 8,124 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 24, 2009.

(9)	Consists of 16,277 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 24, 2009.

(10)	Consists of 23,777 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 24, 2009.

(11)	Consists of 16,277 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 24, 2009.

(12)	Based solely on a Schedule 13D filed by Clinical Data, Inc. on November 5, 2008. Includes 847,516 shares of Avalon common stock that are subject to separate voting agreements, each dated as of October 27, 2008, by and among Clinical Data, Inc. and each of J. Michael Hamilton, Stephen K. Horrigan, Kenneth C. Carter, David S. Kabakoff, Bradley G. Lorimier, Philip Frost, C. Eric Winzer, Michael R. Kurman, and William Washecka. The address for Clinical Data, Inc. is One Gateway Center, Suite 702, Newton, Massachusetts 02458.

(13)	Based solely on a periodic report on Form 13F filed by BVF Inc. for the period ended September 30, 2008 and an amendment to Schedule 13G filed by Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., Investment 10, L.L.C., BVF Partners L.P. and BVF Inc. on January 21, 2009. BVF Partners L.P. and BVF, Inc. share voting and investment power over shares of the common stock beneficially owned by Biotechnology Value Fund, LP, Biotechnology Value Fund II, LP, BVF Investments, LLC and Investment 10, LLC, on whose behalf BVF Partners L.P. acts as an investment manager and, accordingly, BVF Partners L.P. and BVF, Inc. have beneficial ownership of all the shares of the common stock and warrants for common stock owned by such parties. The address for entities affiliated with Biotechnology Value Fund, L.P. is 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.

(14)	Based solely on a Schedule 13G filed by Henry Investment Trust, L.P., Henry Partners, L.P. and Matthew Partners, L.P. on February 10, 2009. Includes 725,000 shares of common stock held by Henry Partners, L.P. and 500,000 shares of common stock held by Matthew Partners, L.P. Henry Investment Trust, L.P. is the sole general partner of each of Henry Partners, L.P. and Matthew Partners, L.P. and possesses both voting and investment power with respect to the shares held by each of them. The address for entities affiliated with Henry Investment Trust, L.P. is 255 South 17th Street, Suite 2608, Philadelphia, Pennsylvania 19103.

(14)	Based solely on an amendment to Schedule 13G filed by Merlin BioMed Private Equity Advisors, LLC and Dominique Sémon on January 30, 2009. Consists of shares of common stock held by Merlin BioMed Private Equity Advisors, LLC. Merlin BioMed Private Equity Advisors, LLC and Dominique Sémon share voting and investment power with respect to all shares of Avalon common stock held by Merlin BioMed Private Equity Advisors, LLC. The address for Merlin BioMed Private Equity Advisors, LLC is 230 Park Avenue, Suite 928, New York, New York 10169.

(15)	Includes 838,124 shares of common stock underlying options currently exercisable or exercisable within 60 days of March 24, 2009.
Changes in Control
     See Item 1 of this Annual Report on Form 10-K under the heading “Business—Pending Acquisition by Clinical Data” for a description of our merger agreement with Clinical Data.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth information about securities available for issuance under our equity compensation plans as of December 31, 2008:

			(c)
			Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans Excluding
Plan	Outstanding Options,	Outstanding Options,	Securities Reflected in
Category	Warrants and Rights	Warrants and Rights	Column(a)

Equity compensation plans approved by security holders(1)	2,231,957	$3.44	647,247
Equity compensation plans not approved by security holders	0	N/A	0

Total	2,231,957	$3.44	647,247

(1)	Consists of shares of common stock to be issued upon exercise of outstanding options granted under our 1999 Stock Incentive Plan and our Incentive Plan. Of these plans, the only plan under which options may be granted in the future is the Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
     In January 2007 we completed a private placement of our common stock to seventeen accredited investors, including Biotechnology Value Fund and its affiliates (“BVF”), a holder of more than 5% of our outstanding common stock at the time of the private placement. Pursuant to the January 2007 private placement, BVF purchased 300,000 shares of our common stock at a per share price of $3.34. Additionally, in May 2007 we completed a private placement of our common stock to twenty-one accredited investors, including BVF. Pursuant to the May 2007 private placement, BVF purchased 205,662 shares of our common stock at a per share price of $5.21 and received warrants to purchase 51,416 shares of our common stock at a per share price of $6.00. In connection with these private placements, we entered into a registration rights agreements with the investors, including BVF, pursuant to which we agreed to register the shares of common stock issued (including shares that are issued upon exercise of their warrants) for resale on registration statements filed under the Securities Act of 1933 and to provide indemnification and contribution remedies to the investors in connection with the resale of these shares pursuant to such registration statements.
     On March 30, 2009, in order to fund our continuing operations through the closing of our pending merger with a subsidiary of Clinical Data, we borrowed an additional $1 million from Clinical Data under the terms of our note purchase agreement with Clinical Data. In addition, on March 30, 2009, Clinical Data extended the maturity of its prior $3 million secured loan to us from April 30, 2009 to May 31, 2009. As of March 30, 2009, the entire principal balance of $4 million remained outstanding under our note purchase agreement with Clinical Data. Clinical Data is a holder of more than 5% of our outstanding common stock as a result of certain transactions we entered into with Clinical Data in connection with entering into our merger agreement with Clinical Data and as part of our pending merger with a subsidiary of Clinical Data. See Item 1 of this Annual Report on Form 10-K under the heading “Business—Pending Acquisition by Clinical Data” and Item 7 of this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a description of the various agreements we have entered into with Clinical Data pursuant to the merger transaction.
     Under a consulting agreement with us, our Chairman of the Board of Directors, Mr. Lorimier is entitled to receive $55,000 per year for business development related services. Prior to August 1, 2007, Mr. Lorimier was entitled to receive a consulting fee of $120,000 per year for such services. Mr. Lorimier received a total of $55,000 and $92,917 in 2008 and 2007, respectively, for services rendered under his consulting agreement. Additionally, Dr. William A. Scott, a former director received in 2007 options to purchase 500 shares of our common stock in consideration for his service as a member of our Scientific Advisory Board.
     We have entered into separate indemnification agreements with our directors and executive officers in addition to the indemnification provided for in our amended and restated certificate of incorporation and in our amended and restated bylaws.
Related Party Transaction Policy and Procedures
     Our Audit Committee is responsible for reviewing and approving any related party transaction to the extent required to be approved by an audit committee or comparable body by the stock exchanges or stock quotation systems on which our securities are listed. Under the rules of the Nasdaq Global Market, on which our common stock is currently listed, our Audit Committee or another independent body of the board of directors is required to conduct appropriate review and oversight of all related party transactions for potential conflict of interest situations on an ongoing basis. Additionally, our Audit Committee’s charter provides that the Audit Committee shall review Avalon’s policies and procedures with respect to Avalon transactions in which officers or directors have an interest, including, where appropriate and when requested by our management or independent auditors, policies and procedures with regard to officer use of corporate assets.
     In connection with the approval of our additional $1 million loan from Clinical Data entered into on March 30, 2009, our full Board of Directors reviewed and approved the additional loan as part of certain amendments to our merger agreement with Clinical Data and determined that no member of our Board of Directors had an interest in the transaction requiring the separate review and approval by our Audit Committee.
Director Independence
     Our Board of Directors currently consists of six members. Under the listing standards of the Nasdaq, a majority of the members of our Board must qualify as “independent directors” as defined by the Nasdaq. Our Board consults with our legal counsel to ensure that its determinations of director independence are consistent with all relevant securities and other laws and regulations, including those set forth in pertinent listing standards of the Nasdaq. Consistent with these considerations, our Board reviews all relevant transactions and relationships between each director and any of his or her family members and Avalon, our executive officers and our independent registered public accounting firm. As part of this process, our Board evaluated for each of Dr. Kurman and Mr. Lorimier the annual amount of compensation received by these directors under consulting or similar arrangements with Avalon during each of the three completed fiscal years prior to the evaluation of their independence and determined that these amounts were immaterial for Dr. Kurman. Following its review, our Board has affirmatively determined that the following directors, constituting a majority of our Board of Directors, are independent directors as defined by the Nasdaq: Dr. Philip Frost, Dr. Michael R. Kurman, Dr. David S. Kabakoff, and Mr. William H. Washecka. Our Board of Directors has determined that Dr. Kenneth C. Carter is not an independent director because of his employment as Avalon’s President and Chief Executive Officer and that Mr. Lorimier is not an independent director because of compensation he received under a consulting agreement with us during 2006.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Principal Accountant Fees and Services
     Ernst & Young LLP has been our independent registered public accounting firm since our inception in 1999. Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining Ernst & Young LLP’s independence.
     The following table shows the fees that were billed to Avalon by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007.

Fee Category	2008	2007

Audit Fees	$306,876	$240,424
Audit-Related Fees	—	—
Tax Fees	13,000	13,536
All Other Fees	—	—

Total Fees	$319,876	$253,960

Audit Fees
     This category includes fees for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Also included in audit fees are fees in connection with the review of SEC registration statements, issuance of comfort letters and assistance with accounting guidelines on completed transactions.
Audit-Related Fees
     We did not pay any other audit-related fees to Ernst & Young LLP in connection with their services in 2008 and 2007.
Tax Fees
     This category includes fees for tax compliance services.
All Other Fees
     We did not pay any other fees to Ernst & Young LLP in connection with their services in 2008 and 2007.
Pre-Approval of Services
     For audit and non-audit services it is the practice of the Audit Committee to approve all such services before the independent auditor is engaged to render such services. The independent auditor must ensure that all audit and non-audit services provided to Avalon have been approved by the Audit Committee. The Chief Financial Officer is responsible for tracking all independent auditor fees against the budget for such services and for reporting on such fees at least annually to the Audit Committee.
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
Kenneth C. Carter, Ph.D.
President and Chief Executive Officer

Dated: March 31, 2009
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth C. Carter, Ph.D. and C. Eric Winzer, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth C. Carter, Ph.D. Kenneth C. Carter, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009

/s/ C. Eric Winzer C. Eric Winzer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2009

/s/ Bradley G. Lorimier Bradley G. Lorimier	Chairman of the Board of Directors	March 31, 2009

/s/ Philip Frost, M.D., Ph.D. Philip Frost, M.D., Ph.D.	Director	March 31, 2009

Signature	Title	Date

/s/ David S. Kabakoff, Ph.D. David S. Kabakoff, Ph.D.	Director	March 31, 2009

/s/ Michael R. Kurman Michael R. Kurman	Director	March 31, 2009

/s/ William H. Washecka William H. Washecka	Director	March 31, 2009

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

2.1(15)	Agreement and Plan of Merger and Reorganization dated as of October 27, 2008, by and among Avalon Pharmaceuticals, Inc., Clinical Data, Inc. and API Acquisition Sub II, LLC
2.2(15)	Form of Contingent Value Rights Agreement by and between Clinical Data, Inc. and American Stock Transfer and Trust Co.
3.1A(1)	Amended and Restated Certificate of Incorporation of Avalon Pharmaceuticals, Inc., as amended
3.1B(8)	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock
3.1C(8)	Certificate of Elimination of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
4.2(A)(8)	Rights Agreement, dated as of April 26, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent
4.2(B)(15)	Amendment No. 1 to Rights Agreement dated as of October 27, 2008, between Avalon Pharmaceuticals, Inc. and American Stock Transfer & Trust Company
10.1*(1)	License Development and Commercialization Agreement, dated February 14, 2005, between Avalon Pharmaceuticals, Inc. and Vertex Pharmaceuticals Incorporated
10.2*(1)	Collaboration Agreement, effective as of October 15, 2003, between Avalon Pharmaceuticals, Inc. and Medarex, Inc. on behalf of itself and its wholly-owned subsidiary, GenPharm International, Inc.
10.3*(1)	Collaboration and License Agreement, dated June 17, 2005, between Avalon Pharmaceuticals, Inc. and MedImmune, Inc.
10.4*(1)	Pilot Study Agreement, dated September 9, 2005, between Avalon Pharmaceuticals, Inc. and Novartis Institutes for Biomedical Research, Inc.
10.5A*(6)	Collaboration Agreement between Avalon Pharmaceuticals, Inc. and ChemDiv, Inc., dated July 25, 2006
10.5B*(6)	First Amendment, dated September 21, 2006, to Collaboration Agreement between Avalon Pharmaceuticals, Inc. and ChemDiv, Inc.
10.6*(10)	Exclusive License and Research Collaboration Agreement, dated March 5, 2007 by and between Merck & Co., Inc., and Avalon Pharmaceuticals, Inc.
10.7A(1)†	Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Kenneth C. Carter, Ph.D.
10.7B(7)†	Amendment No. 1, dated December 26, 2006, to Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Kenneth C. Carter, Ph.D.
10.8A(1)†	Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Thomas G. David
10.8B(7)†	Amendment No. 1, dated December 26, 2006, to Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and Thomas G. David
10.9A(1)†	Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and David Bol, Ph.D.
10.9B(7)†	Amendment No. 1, dated December 26, 2006, Amended and Restated Employment Agreement, dated April 21, 2005 by and between Avalon Pharmaceuticals, Inc. and David Bol, Ph.D
10.10(A)(5)†	Employment letter between Avalon Pharmaceuticals, Inc. and J. Michael Hamilton, dated April 20, 2006.
10.10(B)(7)†	Amendment No. 1, dated December 26, 2006, to Employment Agreement between Avalon Pharmaceuticals, Inc. and J. Michael Hamilton, dated April 20, 2006
10.11(9) †	Employment Letter, dated May 2, 2007, between Avalon Pharmaceuticals, Inc. and C. Eric Winzer
10.13A(1)†	Consulting Agreement, dated February 1, 2000, by and between Avalon Pharmaceuticals, Inc. and Bradley G. Lorimier
10.13B(1)†	Addendum to Consulting Agreement
10.13C(1)†	Second Addendum to Consulting Agreement, dated March 30, 2003

Exhibit
Number	Exhibit Title

10.13D(1)†	Third Addendum to Consulting Agreement, dated October 25, 2004
10.13E(13)†	Fourth Addendum to Consulting Agreement, dated January 6, 2006
10.13F(13)†	Fifth Addendum to Consulting Agreement, dated January 5, 2007
10.13G(13)†	Sixth Addendum to Consulting Agreement, dated August 1, 2007
10.14(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan, as of October 15, 2001, as amended
10.15(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Non-qualified Stock Option Agreement — $.20 per share
10.16(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Non-qualified Stock Option Agreement — $.40 per share
10.17(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Incentive Stock Option Agreement — $.20 per share
10.18(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Form of Incentive Stock Option Agreement — $.40 per share
10.19A(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — First Amendment to Form of Incentive Stock Option Agreement
10.19B(1)†	Avalon Pharmaceuticals, Inc. Amended and Restated 1999 Stock Plan — Second Amendment to Form of Incentive Stock Option Agreement
10.20(12)†	Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan, as amended
10.21(2)†	Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan — Form of Incentive Stock Option Agreement
10.22(2)†	Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan — Form of Nonqualified Stock Option Agreement
10.23(3)†	Stock Election Policy for Non-Employee Director Fees
10.24(1)†	Form of Avalon Pharmaceuticals, Inc. Director and Officer Indemnification Agreement
10.25(11)	Purchase Agreement, dated May 24, 2007
10.26(11)	Registration Rights Agreement, dated May 24, 2007
10.27(11)	Form of Common Stock Purchase Warrant, dated May 25, 2007
10.28(10)	Purchase Agreement, dated January 19, 2007
10.29(10)	Registration Rights Agreement, dated January 19, 2007
10.30*(4)	Purchase Agreement, dated February 27, 2006
10.31(4)	Registration Rights Agreement, dated February 27, 2006
10.32(1)	Registration Rights Agreement, dated October 26, 2001, by and between Avalon Pharmaceuticals, Inc. and the Investors listed on Schedule I thereto
10.33(1)	Common Stock Warrant Agreement, dated August 11, 2000, by and between Avalon Pharmaceuticals, Inc. and Alexandria Real Estate Equities, L.P.
10.34A(1)	Series B Convertible Preferred Stock Warrant, dated May 14, 2001, granted to GATX Ventures, Inc.
10.34B(1)	Letter Amendment to Series B Convertible Preferred Stock Warrant, dated October 11, 2001, by and between Avalon Pharmaceuticals, Inc. and GATX Ventures, Inc.
10.35(1)	Series B Convertible Preferred Stock Warrant Agreement, dated August 20, 2002, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10.36(1)	Series B Convertible Preferred Stock Warrant Agreement, dated December 23, 2002, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10.37(1)	Series B Convertible Preferred Stock Warrant Agreement, dated June 18, 2003, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10.38(1)	Series B Convertible Preferred Stock Warrant Agreement, dated December 23, 2003, by and between Avalon Pharmaceuticals, Inc. and General Electric Capital Corporation
10.39(1)	Lease Agreement, dated July 15, 2002, by and between Westphalia Center II Limited Partnership and Avalon Pharmaceuticals, Inc.
10.40(15)	Securities Purchase Agreement dated as of October 27, 2008, by and between Avalon Pharmaceuticals, Inc. and Clinical Data, Inc.
10.41(15)	Common Stock Purchase Warrant dated as of October 27, 2008, issued to Clinical Data, Inc.
10.42(15)	Registration Rights Agreement dated as of October 27, 2008, by and between Avalon Pharmaceuticals, Inc. and Clinical Data, Inc.
10.43(15)	AvalonRx® License Agreement dated as of October 27, 2008, by and between Avalon Pharmaceuticals, Inc. and Clinical Data, Inc.
10.44(15)	Note Purchase Agreement dated as of October 27, 2008, by and between Avalon Pharmaceuticals, Inc. and

Exhibit
Number	Exhibit Title

Clinical Data, Inc.
10.45(15)	Form of Term Note, dated as of October 27, 2008, issued to Clinical Data, Inc.
10.46(15)	Intellectual Property Security Agreement dated as of October 27, 2008, by and between Avalon Pharmaceuticals, Inc. and Clinical Data, Inc.
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Confidential treatment has been granted for portions of this exhibit. These confidential portions have been omitted and were filed separately with the SEC.

†	Denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-124565).

(2)	Incorporated by reference to our Current Report on Form 8-K filed on November 1, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on December 5, 2005.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 3, 2006.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on August 2, 2006.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2006.

(7)	Incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2007.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on April 30, 2007.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on May 4, 2007.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2007.

(11)	Incorporated by reference to our Current Report on form 8-K filed on May 29, 2007.

(12)	Incorporated by reference to our Current Report on form 8-K filed on June 7, 2007.

(13)	Incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2008.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 8, 2008.

(15)	Incorporated by reference to our Current Report on form 8-K filed on October 30, 2008.