Form 10-Q
period 2009-03-31
AVALON PHARMACEUTICALS INC
filed 2009-05-13
CIK 1162192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 8, 2009, 20,428,475 shares of Avalon Pharmaceuticals, Inc. common stock, par value $.01 per share, were outstanding.

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
     We discuss some factors that could cause or contribute to such differences in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AVALON PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,458	$4,890
Short-term marketable securities	—	900
Accounts receivable	25	13
Interest receivable	—	11
Prepaid expenses	439	358
Deposits & Other Current Assets	—	22

Total current assets	3,922	6,194
Property and equipment, net	5,574	5,950

Total assets	$9,496	$12,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term note payable	$4,000	$3,000
Accounts payable	1,684	1,627
Accrued expenses and other current liabilities	246	385
Deferred revenue and customer advances	1,884	1,884

Total current liabilities	7,814	6,896
Deferred rent	393	404
Stockholders’ equity:
Series C Junior Participating Preferred stock, $0.01 par value, 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,428,475 shares issued and outstanding at March 31, 2009 and December 31, 2008	204	204
Additional capital	150,892	150,844
Accumulated deficit	(149,807)	(146,204)

Total stockholders’ equity	1,289	4,844

Total liabilities and stockholders’ equity	$9,496	$12,144

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$—	$50

Costs and expenses:
Research and development	2,709	4,360
General and administrative	921	2,133

Total costs and expenses	3,630	6,493

Loss from operations	(3,630)	(6,443)

Other income (expense):
Interest income	—	307
Interest expense	(52)	(115)
Other	80	2

Total other income (expense):	28	194

Net loss	$(3,602)	$(6,249)

Net loss per share — basic and diluted	$(0.18)	$(0.37)

Weighted average number of shares — basic and diluted	20,428,475	17,029,837
See accompanying notes.

AVALON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net loss	$(3,602)	$(6,249)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	382	474
Non-cash interest expense	—	53
Amortization of premium on investments	—	(108)
Stock based compensation	48	219
Changes in operating assets and liabilities:
Prepaid expenses	(81)	(273)
Accounts receivable and other assets	21	416
Accounts payable	57	1,409
Accrued expenses and other current liabilities	(139)	(715)
Deferred revenue and customer advances	—	(50)
Deferred rent	(12)	(7)

Net cash used in operating activities	(3,326)	(4,831)
Investing activities
Proceeds from the sale and maturities of marketable securities	899	9,227
Purchases of marketable securities	—	(4,843)
Purchases of property and equipment	(5)	(145)

Net cash provided by investing activities	894	4,239
Financing activities
Principal payments on debt	—	(11)
Proceeds from borrowings on note payable	1,000	—
Deferred financing costs	—	(32)

Net cash provided by (used in) financing activities	1,000	(43)

Net decrease in cash and cash equivalents	(1,432)	(635)
Cash and cash equivalents at beginning of period	4,890	6,276

Cash and cash equivalents at end of period	$3,458	$5,641

See accompanying notes.

AVALON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)
1. Basis of Presentation
           The financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Annual Report on Form 10-K of Avalon Pharmaceuticals, Inc. (“Avalon” or the “Company”) for the fiscal year ended December 31, 2008.
           In the opinion of Avalon’s management, any adjustments contained in the accompanying unaudited financial statements as of and for the three months ended March 31, 2009 and 2008 are of a normal recurring nature and are necessary to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for the full fiscal year.
2. Liquidity Risks and Management’s Plans
           The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. As described below in Note 3, the Company entered into an Agreement and Plan of Merger and Reorganization, dated October 27, 2008, as amended (the “Merger Agreement”), with Clinical Data, Inc., a Delaware corporation (“Clinical Data”), and API Acquisition Sub II, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Clinical Data (“API”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, API will be merged with and into Avalon, with Avalon continuing as the surviving corporation and a wholly-owned subsidiary of Clinical Data (the “Merger”). Management estimates that its existing capital resources will be sufficient to fund the Company’s current operations through the end of the May 2009, prior to which time the Merger with Clinical Data is expected to close.
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
3. Clinical Data Merger
           On October 27, 2008, the Company entered into the Merger Agreement with Clinical Data and API. The Merger Agreement was subsequently amended on January 12, 2009 and March 30, 2009. The Merger Agreement provides that API will be merged with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Clinical Data. As a condition to Clinical Data and Avalon entering into the Merger Agreement and as part of the proposed merger, on October 27, 2008, the parties entered into a number of other arrangements including a private placement of securities, a license agreement and a secured loan arrangement.
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
Private Placement
           In connection with the execution of the Merger Agreement and as a part of the proposed merger, Avalon entered into a Securities Purchase Agreement with Clinical Data for the sale of Company common stock and common stock purchase warrants in a private placement for a total purchase price of $237,338. Pursuant to the Securities Purchase Agreement, Clinical Data purchased a total of 3,390,547 shares of the Company’s common stock at a purchase price of $0.07 per share. In addition, the Company issued a common stock purchase warrant exercisable into 1,695,273 shares of common stock. The exercise price of the warrant is $0.86 per share, subject to adjustment for dilutive events. The warrant is not exercisable for six months after issuance and may not be exercised to the extent that the aggregate number of shares of Avalon’s common stock held by Clinical Data following exercise of the warrant (including shares of Avalon common stock otherwise held by Clinical Data) would exceed 19.9% of the outstanding stock of the Company unless the issuance of any additional shares is first approved by a vote of Avalon’s stockholders in accordance with the rules of the NASDAQ Stock Market.
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
License Agreement
           In connection with the execution of the Merger Agreement and as a part of the proposed Merger, the Company entered into a license agreement (the “License Agreement”) with Clinical Data pursuant to which Avalon granted Clinical Data a royalty-free, fully-paid, worldwide, perpetual, irrevocable, sublicensable and exclusive license to AvalonRx ®, Avalon’s proprietary drug-development platform, in exchange for a one time payment of $1,000,000. The license is subject to certain exceptions pursuant to which Avalon retained the right to utilize AvalonRx ® to fulfill its obligations under its existing collaboration agreements and to continue development of AVN 944 and certain of its existing development programs.
Secured Loan
           As part of the proposed Merger, Avalon entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Clinical Data pursuant to which Clinical Data made a series of loans to Avalon evidenced by term notes (the “Term Notes”) in the aggregate principal amount of $4 million (the “Secured Loan”). The Term Notes bear interest at a fixed rate of 7% per annum and mature on May 31, 2009 unless accelerated pursuant to their terms. The original amount of the Secured Loan under the Note Purchase Agreement was $3 million and matured on March 31, 2009. On January 12, 2009, Clinical Data extended the maturity of the original $3 million Term Note evidencing the Secured Loan until April 30, 2009. On March 30, 2009, Avalon and Clinical Data amended the Note Purchase Agreement and the original $3 million Term Note to further extend the $3 million Term Note’s maturity date to May 31, 2009 and Clinical Data and Avalon also increased the amount borrowed by Avalon under the Note Purchase Agreement from $3 million to $4 million through the issuance by Avalon of an additional $1 million Term Note. The Company has the right to prepay the Term Notes, together with any accrued interest, at any time without penalty. The maturity of the Term Notes accelerates if there is a default under the terms of the Note Purchase Agreement or related documents, including any default, breach or termination of the License Agreement or of the Merger Agreement (other than a termination of the Merger Agreement as a result of a failure to obtain the approval by Avalon’s stockholders of the Merger). The Term Notes are secured by collateral consisting of certain intellectual property rights of Avalon.

4. Organization
           Avalon was incorporated on November 10, 1999, under the laws of the state of Delaware. Avalon is a biopharmaceutical company using proprietary technology, AvalonRx ® , to discover and develop novel therapeutics.
5. Recent Accounting Pronouncements
           In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5), which supersedes EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’”. SFAS No. 133 specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying SFAS No. 133. EITF 07-5 provides guidance for applying the requirements of SFAS No. 133, requiring that both an instrument’s contingent exercise provisions and its settlement provisions be evaluated to determine whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. The EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 on January 1, 2009 did not have a material impact on the Company’s results of operations, cash flows or financial positions.
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
Comprehensive Income
           SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the three months ended March 31, 2009 and 2008, the Company’s net loss plus its unrealized gains (losses) on available-for-sale securities reflects comprehensive income (loss).
Stock-Based Compensation
           The Company accounts for share-based payments in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payment.
           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and recognized as compensation expense over the vesting period of the award using the accelerated attribution method. There were no options granted during the three months ended March 31, 2009. The following weighted-average assumptions were used for options granted during the three months ended March 31, 2008, and a discussion of the Company’s methodology for developing each of the assumptions used in the valuation model follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31
	2009	2008
Dividend yield	—	0.00%
Expected volatility	—	68.2%
Risk-free interest rate	—	3.59%
Expected life of the option term (in years)	—	6.8
Forfeiture rate	—	4.20%
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

Stock Compensation Plans
           The Company adopted the Avalon Pharmaceuticals, Inc. 1999 Stock Incentive Plan (the “1999 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors and other individuals as determined by the Board of Directors. The Company terminated the 1999 Plan as to future awards effective upon the closing of the Company’s initial public offering in October 2005. As of March 31, 2009, the Company had reserved 338,335 shares of common stock to accommodate the exercise of outstanding options granted under the 1999 Plan.
           Effective upon the closing of the Company’s initial public offering in October 2005, the Company adopted the Avalon Pharmaceuticals, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) to provide for the granting of stock awards, such as stock options, restricted common stock, stock units, dividend equivalent rights, stock appreciation rights and unrestricted common stock, and other performance and annual incentive awards to employees, directors and other individuals as determined by the Board of Directors. At the inception of the 2005 Plan, 989,738 shares were reserved for issuance under the 2005 Plan. The number of shares available for issuance under the 2005 Plan was increased from 989,738 shares to 1,581,582 shares in June 2006 and from 1,581,582 shares to 2,381,582 shares in June 2007. Additionally, shares that become available due to forfeiture of outstanding awards under the 1999 Plan are available for awards under the 2005 Plan. As of March 31, 2009, the Company had reserved 1,397,280 shares of common stock to accommodate the exercise of outstanding option grants under the 2005 Plan and had reserved 1,143,589 shares of common stock for future grants under the 2005 Plan.
           Generally, stock options are granted with an exercise price that equals the fair market value of the Company’s common stock on the grant date. Options typically have a life of ten years and vest over periods ranging from six months to five years. Options generally expire 90 days after an employee terminates employment with the Company.
           The total fair value of stock options which vested during the three month period ended March 31, 2009 was approximately $92,000. There were 1,463,937 fully vested stock options outstanding at March 31, 2009. These stock options had a weighted average remaining life of 6.15 years.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2008	2,231,957	$3.44
Granted	—	—
Exercised	—	—
Forfeited or expired	496,342	1.58

Outstanding at March 31, 2009	1,735,615	3.97

Vested and expected to vest at March 31, 2009	1,673,129	$4.07	6.15	$—
Exercisable at March 31, 2009	1,463,937	$4.07	6.15	$—
           No stock options were granted or exercised during the three months ended March 31, 2009. Due to the valuation allowance on all deferred tax assets, the Company recorded no tax benefit for stock compensation expense recognized during the three months ended March 31, 2009. As of March 31, 2009, unamortized stock-based compensation expenses of approximately $190,000 remains to be recognized over a weighted average period of 2.2 years.

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
7. Fair Value Measurements
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
           The Company’s cash equivalents are subject to fair value measurements. The inputs used in measuring the fair value of these instruments are considered to be level 1 in accordance with the SFAS 157 hierarchy.
8. Related Party Transactions
           The Company paid one member of the board of directors consulting fees totaling $14,000 for the three months ended March 31, 2009.
9. Income Taxes
           For the three month periods ended March 31, 2009, and 2008, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.
10. Subsequent Event
           Effective May 1, 2009, Avalon and Merck & Co., Inc. (“Merck”) agreed to terminate the Exclusive License and Research Collaboration Agreement between the parties (the “Merck Agreement”) pursuant to the terms of the Merck Agreement. As part of the termination of the Merck Agreement, Merck agreed to pay the Company a termination payment of $4 million. The $4 million termination payment was paid by Merck to Avalon on May 7, 2009. The Company will recognize the termination payment as revenue in the second quarter of 2009.
           Under the terms of the Merger Agreement with Clinical Data, the $4 million payment received by Avalon from Merck is required to be used to pay down the outstanding balance, including interest, of the Secured Loan. See Note 3 above. As of April 30, 2009, a total of approximately $4.1 million in principal and accrued interest remained outstanding under the Secured Loan. On May 8, 2009, Avalon paid Clinical Data a total of $4 million in respect of the Secured Loan, reducing the outstanding balance of the Secured Loan by that amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
           The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q , as well as the audited financial statements and related notes for the fiscal year ended December 31, 2008 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K , for the fiscal year ended December 31, 2008.
Overview
           We are a biopharmaceutical company focused on the discovery, development and commercialization of first-in-class cancer therapeutics. We use AvalonRx ®, our proprietary platform, which is based on large-scale biomarker identification and monitoring, to discover and develop therapeutics for pathways that have historically been characterized as “undruggable.”
           Since our inception, our operations have consisted primarily of developing AvalonRx ®, utilizing our technology to seek to discover and develop novel cancer therapeutics, and the in-license and development of AVN944. During that period, we have generated limited revenue from collaborative partners, and have had no revenue from product sales. Our operations have been funded principally through the offering of equity securities and debt financings.
           We have never been profitable and, as of March 31, 2009, we had an accumulated deficit of $149.8 million. We had net losses of $3.6 million for the three months ended March 31, 2009 and net losses of $21.8 million for the year ended December 31, 2008. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical testing and clinical trials and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve profitability, and we may never do so.
           As of March 31, 2009, we had cash, cash equivalents and marketable securities of approximately $3.5 million. We currently estimate that our existing capital resources will not be sufficient to fund our current operations significantly beyond the end of May 2009, by which time our pending merger with a subsidiary of Clinical Data is expected to close. If our proposed merger does not close by the end of May 2009, we would need to raise additional funds to continue operations. See “—Recent Developments” below. In light of the proposed merger, we do not expect to seek to raise additional capital. Should the merger not close or if the closing is delayed beyond the end of May 2009, there is no assurance that we would be able to raise capital sufficient to enable us to continue our operations significantly beyond the end of May 2009. In the event we were unable to successfully raise additional capital in such circumstances, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects and the purchase of scientific equipment and supplies until we were able to obtain sufficient financing.
Pending Acquisition by Clinical Data
           On October 27, 2008, Avalon entered into a merger agreement with Clinical Data, Inc., or Clinical Data, and API Acquisition Sub II, LLC, an indirect wholly-owned subsidiary of Clinical Data, or API. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, API will be merged with and into Avalon, with Avalon continuing as the surviving corporation and a subsidiary of Clinical Data. In connection with entering into the merger agreement with Clinical Data, Avalon borrowed $4 million from Clinical Data under a note purchase agreement with Clinical Data, to fund Avalon’s short-term on-going operations, entered into a license agreement with Clinical Data under which Clinical Data received an exclusive license (subject to certain exceptions) to AvalonRx® in exchange for a one time license fee of $1 million, and engaged in a private placement with Clinical Data of Avalon common stock and warrants for a cash payment of $237,338 from Clinical Data.

Recent Developments
           Effective May 1, 2009, Avalon and Merck & Co., Inc., or Merck, agreed to terminate the Exclusive License and Research Collaboration Agreement between the parties (referred to as the “Merck Agreement”) pursuant to the terms of the Merck Agreement. As part of the termination of the Merck Agreement, Merck agreed to pay Avalon a termination payment of $4 million. The $4 million termination payment was paid by Merck to Avalon on May 7, 2009. Avalon will recognize the termination payment as revenue in the second quarter of 2009.
           Under the terms of the merger agreement with Clinical Data, the $4 million payment received by Avalon from Merck was required to be used to pay down the outstanding balance, including interest, of our secured loan with Clinical Data. See “—Liquidity and Capital Resources—Clinical Data Secured Loan” below. As of April 30, 2009, a total of approximately $4.1 million in principal and accrued interest remained outstanding under this secured loan. On May 8, 2009, Avalon paid Clinical Data a total of $4 million in respect of the secured loan, reducing the outstanding balance of the secured loan by that amount.
Financial Operations Overview
Revenue
           We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue.
           Collaboration Revenue. Since inception, we have generated revenue solely in connection with our collaboration and pilot study agreements. Our collaborations with Merck, AstraZeneca and Novartis include upfront payments, research funding, and/or payments for the achievement of certain discovery and development related milestones. During the first three months of 2009, we recognized no revenue from any of our collaborations.
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

Results of Operations
Three Months Ended March 31, 2009 and 2008
           Revenue. There were no revenues for the three months ended March 31, 2009, compared with $50,000 in the same period of the prior year. The reported revenues in 2008 were attributable to our collaboration agreement with Novartis.
           Research and Development. Research and development expenses decreased by $1.7 million, or 39%, to $2.7 million for the three months ended March 31, 2009 from $4.4 million for the same period in 2007. The decrease in research and development expenses was primarily attributable to lower personnel and lab supplies costs due to the reduction in force in August 2008 as well as lower cost for clinical trials in the 2009 period.
           General and Administrative. General and administrative expenses decreased by $1.2 million or 57% when comparing the three months ended March 31, 2009 with the three months ended March 31, 2008. The decrease is due primarily to lower personnel costs due to the reduction in force in August 2008 as well as lower stock compensation expense in 2009.
           Interest Income. There was no interest income for the three months ended March 31, 2009, compared with $307,000 for the three months ended March 31, 2008. The decrease in interest income is due to lower balances of cash and investments and lower average interest rates.
           Interest Expense. Interest expense decreased by $63,000, or 55%, to $52,000 for the three months ended March 31, 2009, compared to $115,000 for the three months ended March 31, 2008. The decrease in interest expense was due to lower debt balances in the 2009 period, principally related to paying off our loan the Maryland Industrial Development Financing Authority in October 2008.
           Other Income. Other income was $80,000 for the three months ended March 31, 2009, compared with $2,000 for the three months ended March 31, 2008. The increase in other income was primarily related to income from subletting part of our facility and the provision of shared services to subtenants.
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
           As of March 31, 2009, we had cash, cash equivalents and marketable securities of approximately $3.5 million.

Clinical Data Secured Loan
           As a part of the proposed merger, we entered into a note purchase agreement with Clinical Data pursuant to which Clinical Data made a series of loans to us evidenced by term notes in the aggregate principal amount of $4 million. The term notes bear interest at a fixed rate of 7% per annum and mature on May 31, 2009 unless accelerated pursuant to their terms. The original amount of the loan from Clinical Data under the note purchase agreement was $3 million and matured on March 31, 2009. On January 12, 2009, Clinical Data extended the maturity of the original $3 million term note evidencing the loan until April 30, 2009. On March 30, 2009, Avalon and Clinical Data amended the note purchase agreement and the original $3 million term note to further extend the $3 million term note’s maturity date to May 31, 2009 and Clinical Data and Avalon also increased the amount borrowed by Avalon under the note purchase agreement from $3 million to $4 million through the issuance by Avalon of an additional $1 million term note. We have the right to prepay the term notes, together with any accrued interest, at any time without penalty. The maturity of the term notes accelerates if there is a default under the terms of the note purchase agreement or related documents, including any default, breach or termination of Clinical Data’s license agreement with us relating to AvalonRx® or of the merger agreement (other than a termination of the merger agreement as a result of a failure to obtain the approval by our stockholders of the merger). The term notes are secured by collateral consisting of certain of our intellectual property rights.
Sources and Uses of Cash
           Operating Activities. Net cash used in operating activities for the three months ended March 31, 2009 was $3.3 million, compared to $4.8 million for the same period in fiscal 2008. During the first three months of fiscal year 2009, our net loss of $3.6 million was reduced by non-cash charges of $430,000, primarily for stock compensation, depreciation and amortization, offset by changes in our net operating assets and liabilities.
           Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2009 was $894,000, compared to net cash used in investing activities of $4.2 million for the same period in 2008. Proceeds from the sale and maturity of marketable securities were the primary source of cash from investing activities, providing $899,000 in the first three months of 2009 and $9.2 million in the comparable period of 2008. Cash used in investing activities principally represents the amount used to purchase marketable securities, net of proceeds from the sale and maturity of marketable securities.
           Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2009 was $1.0 million, compared to $43,000 of net cash used in financing activities for the same period in 2008. In March 2009, we borrowed an additional $1.0 million from Clinical Data under a secured loan to fund our short-term operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
           Not applicable pursuant to the rules of the Securities and Exchange Commission relating to the disclosure requirements for a “smaller reporting company.”
Item 4T. Controls and Procedures
           Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2009 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
           Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting during the quarter ended on the Evaluation Date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
No.	Description

2.1(1)	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 12, 2009, by and among Clinical Data, Inc., API Acquisition Sub II, LLC and Avalon Pharmaceuticals, Inc.

2.2(2)	Second Amendment to Agreement and Plan of Merger and Reorganization, dated as of March 30, 2009, by and among Clinical Data, Inc., API Acquisition Sub II, LLC and Avalon Pharmaceuticals, Inc. (included as Annex A to the proxy statement/prospectus).

10.1(2)	First Amendment to Note Purchase Agreement, dated March 30, 2009, between Clinical Data, Inc. and Avalon Pharmaceuticals, Inc. (included as Annex I to proxy statement/prospectus).

10.2(1)	Amendment No. 1 to Term Note, dated January 12, 2009.

10.3(2)	Amendment No. 2 to Term Note, dated March 30, 2009.

10.4(2)	Term Note, dated March 30, 2009, issued by Avalon Pharmaceuticals, Inc. to Clinical Data, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on January 14, 2009.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on April 2, 2009.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON PHARMACEUTICALS, INC.
Date: May 13, 2009	By:	/s/ Kenneth C. Carter
Kenneth C. Carter, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2009	By:	/s/ C. Eric Winzer
C. Eric Winzer
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)